Form 10-Q
period 2004-03-31
ORIGEN FINANCIAL INC
filed 2004-06-18
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

OR

     [  ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From                     to

COMMISSION FILE NUMBER 000-50721

Origen Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	20-0145649 (I.R.S. Employer Identification No.)

27777 Franklin Rd. Suite 1700 Southfield, MI (Address of Principal Executive Offices)	48034 (Zip Code)

Registrant’s telephone number, including area code: (248) 746-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Number of shares of Common Stock, $.01 par value, outstanding as of June 14, 2004: 25,118,400

Origen Financial, Inc.

Part I

Item 1.	Financial Statements

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

March 31, 2004 and December 31, 2003

ASSETS

	(Unaudited)
	March 31,	December 31,
	2004	2003
Assets
Cash and equivalents	$12,586	$6,926
Restricted cash	6,539	6,017
Loans receivable, net of allowance for losses of $4,151 and $3,614, respectively	413,018	368,509
Investments	31,543	—
Furniture, fixtures and equipment, net	2,337	2,476
Goodwill	32,277	32,277
Other assets	28,186	28,337

Total assets	$526,486	$444,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$157,924	$—
Securitization financing	193,942	273,404
Notes payable – servicing advances	2,550	4,037
Recourse liability	6,793	8,740
Other liabilities	12,749	15,572

Total liabilities	373,958	301,753

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 and -0- shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	125	—
Common stock, $.01 stated value, 125,000,000 shares authorized; 16,060,000 and 15,060,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	165	152
Additional paid-in-capital	155,796	143,289
Accumulated other comprehensive loss	(5)	(20)
Unearned stock compensation	(4,039)	(1,114)
Retained earnings	486	482

Total stockholders’ equity	152,528	142,789

Total liabilities and stockholders’ equity	$526,486	$444,542

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except share data)

For the three months ended March 31

	2004	2003
Interest Income
Total interest income	$9,101	$5,368
Total interest expense	3,019	2,684

Net interest income before loan losses	6,082	2,684
Provision for credit losses and recourse liability	1,891	624

Net interest income after loan losses	4,191	2,060
Non-Interest Income	2,880	2,046
Non-Interest Expenses
Personnel	4,402	4,212
Loan origination and servicing	352	312
State business taxes	90	—
Other operating	1,597	1,736

Total non-interest expense	6,441	6,260

NET INCOME (LOSS)	$630	$(2,154)

Weighted average common shares outstanding	15,686,374

Weighted average common shares outstanding, diluted	15,929,881

Earnings per share:
Basic	$0.04

Diluted	$0.04

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Unaudited)
(In thousands, except share data)

For the three months ended March 31

	2004	2003
Net income (loss)	$630	$(2,154)
Unrealized gain on interest rate swaps	15	—

Comprehensive income (loss)	$645	$(2,154)

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share data)

For the three months ended March 31

	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$630	$(2,154)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	1,891	624
Depreciation and amortization	1,191	584
Originations of loans held for sale	(59,510)	(40,026)
Principal collections on loans held for sale	11,355	5,273
(Increase) decrease in other assets	(4,186)	1,991
Decrease in accounts payable and other liabilities	(3,313)	(2,796)

Net cash used in operating activities	(51,942)	(36,504)
Cash Flows From Investing Activities
Purchase of investment securities	(31,360)	—
Capital expenditures	(65)	(583)

Net cash used in investing activities	(31,425)	(583)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	95	—
Net proceeds from issuance of common stock	9,624	—
Proceeds from sale of repossessed homes	2,341	1,422
Proceeds from warehouse and securitization financing	370,643	86,396
Repayment of warehouse and securitization financing	(292,189)	(70,645)
Proceeds from minority interest investment	—	20,000
Net change in notes payable — servicing advances	(1,487)	344

Net cash provided by financing activities	89,027	37,517

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,660	430
Cash and cash equivalents, beginning of year	6,926	257

Cash and cash equivalents, end of year	$12,586	$687

Supplemental disclosures of cash flow information:
Interest paid	$3,153	$2,667
Non cash financing activities:
Restricted common stock issued as unearned compensation	$3,300	$—

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

These unaudited condensed consolidated financial statements of Origen Financial, Inc., a Delaware corporation (the “Company”) at March 31, 2004 and for its predecessor Origen Financial, L.L.C. for the three months ended March 31, 2003, have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2003, included in the Company’s Registration Statement on Form S-11 (Registration No. 333-112516) filed May 5, 2004 with respect to its initial public offering. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform with current period presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The results of operations for the three months ended March 31, 2003 are those of Origen Financial, Inc.’s predecessor company, Origen Financial, L.L.C. Origen Financial L.L.C. relied heavily on high cost short-term borrowings to fund day-to-day operations due to a lack of significant permanent capital. This lack of capital combined with losses incurred from underperforming loans originated prior to year 2002 (referred to as “legacy” loans), resulted in significant net operating losses prior to the commencement of Origen Financial, Inc.’s operations.

Note B – Per Share Data

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation at March 31, 2004:

		Earnings
	Shares	per share
Basic earnings per share	15,686,374	$0.04
Net dilutive effect of:
Options	—	—
Restricted stock awards	243,507	—

Diluted earnings per share	15,929,881	$0.04

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note C – Stock Options

The Company has elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Accordingly, since all options were granted at a fixed price not less than the fair market value of the Company’s common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of SFAS 123, the pro forma effects on the Company’s net income and earnings per share would be as follows for the period ended March 31, 2004 (in thousands except income per share):

Net income as reported	$630
Stock option compensation cost	3

Pro forma net income	$627

Basic income per share as reported	$0.04
Stock option compensation cost	—

Pro forma basic income per share	$0.04

Diluted income per share as reported	$0.04
Stock option compensation cost	—

Pro forma diluted income per share	$0.04

Note D – Investments

     The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. At March 31, 2004 the Company’s investments consisted of a $31.5 million asset backed security. The security is collateralized by manufactured home loans and is classified as held-to-maturity. It has a contractual maturity date of July 28, 2033. The security is carried on the Company’s balance sheet at amortized cost which approximates its market value at March 31, 2004.

     As prescribed under the provisions of SFAS 115, the Company has both the intent and ability to hold the security to maturity. The security will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or for other asset-liability management reasons.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note E – Allowance for Credit Losses and Recourse Liability

The allowance for credit losses and related additions and deductions to the allowance were as follows for the period ended March 31 (in thousands):

	2004	2003
Balance at beginning of period	$3,614	$2,743
Provision for loan losses	1,891	624
Transfers from recourse liability	1,947	1,233
Gross chargeoffs	(5,575)	(3,304)
Recoveries	2,274	1,466

Balance at end of period	$4,151	$2,762

The recourse liability and related additions and transfers out of the recourse liability were as follows for the period ended March 31 (in thousands):

	2004	2003
Balance at beginning of period	$8,740	$13,320
Reimbursements for losses per recourse agreements	—	(663)
Transfers to allowance for credit losses	(1,947)	(1,233)

Balance at end of period	$6,793	$11,424

Note F – Loan Securitizations

Periodically the Company securitizes manufactured home loans. Under the current legal structure of the securitization program, the Company sells manufactured home loans it originates and purchases to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors: (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans.

These loan securitizations may be structured as financing transactions as opposed to sales transactions, typically by structuring the transaction to allow the Company to participate in the auction process at the scheduled termination of the existence of the qualified special purpose entity (the trust). The Company structured all loan securitizations occurring before 2003 as loan sales and all loan securitizations in 2003 and 2004 as financings for accounting purposes. When securitizations are structured as financings no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset backed bonds secured by the loans are carried as a liability.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note F – Loan Securitizations (Continued)

On February 11, 2004, the Company completed a securitized financing transaction for approximately $240.0 million of loans, which was funded by issuing bonds in the approximate amount of $200.0 million, at a duration weighted average interest cost of 5.13%. The transaction was structured to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. Approximately $176.7 million of the securitization proceeds were used to reduce the aggregate balances of the notes outstanding under the Company’s short-term securitization facility.

For securitizations accounted for as a sale the Company retains the right to service the loans it sells. Fees for servicing the loans are based on a contractual percentage per annum ranging from .5% to 1.25% of the unpaid principal balance of the associated loans. The Company recognizes a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company’s historical experience. These factors include default and prepayment speeds. There were no securitizations accounted for as a sale during the three months ended March 31, 2004 or 2003.

Servicing fees received with respect to prior securitizations accounted for as a sale were approximately $528,000 for the period ended March 31, 2004.

Total principal balance of loans serviced that the Company has securitized and accounted for as a sale at March 31, 2004 was approximately $204.5 million. Delinquency statistics (including repossessed inventory) on those loans are as follows at March 31, 2004 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	120	$4,954	2.4%
61-90	40	1,636	0.8%
Greater than 90	338	15,301	7.5%

The Company assesses the carrying value of the residual interests and servicing assets for impairment on a monthly basis. There can be no assurance that the Company’s estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company’s estimates, the carrying value of the Company’s residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity. The Company’s residual interest balance was approximately $749,000 at March 31, 2004. There was no change in the balance for the period presented.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G – Debt

Total debt outstanding was as follows (in thousands):

	March 31,	December 31,
	2004	2003
Warehouse financing	$157,924	$273,404
Securitization financing	193,942	—
Notes payable – servicing advances	2,550	4,037

	$354,416	$277,441

Notes Payable – Citigroup - The Company through its operating subsidiary Origen Financial, L.L.C., currently has a short term securitization facility with Citigroup Global Markets Realty Corp. (“Citigroup”) (formerly Salomon Brothers Realty Corporation). Under terms of the facility, originally entered into in March 2003 and revised in November 2003, the Company is advanced funds and in turn pledges as collateral manufactured home loans. On March 30, 2004 the terms of the agreement were modified by segregating the pledged loans into three separate pools designated 2004-1A, 2004-1B and 2004-1C. The maximum advance amount on 2004-1A (for new loan production) was set at $170.0 million, the fixed advance amount on 2004-1B (for loans originated in 2003) was set at approximately $71.6 million and the maximum amount on 2003-1C (for loans acquired from third parties) was set at $150.0 million. The modification added a stratified advance rate for each pool and reduced the stated interest rate on all three pools. The annual interest rate on the pools is a variable rate equal to LIBOR plus a spread. Additionally, the maturity date was fixed on 2004-1A at March 29, 2005, on 2004-1B at November 16, 2004 and on 2004-1C at March 28, 2006.

On March 31, 2004, the advance rate was 84.0% of the eligible principal balance of the manufactured home loans pledged to 2003-1A, 79.1% of the eligible principal balance of the manufactured home loans pledged to 2003-1B and 74.2% of the eligible principal balance of the manufactured home loans pledged to 2003-1C and the outstanding advance amounts were approximately $26.5 million on 2003-1A, $70.6 million on 2003-1B and $37.3 million on 2003-1C, for a total of $134.4 million.

Repurchase Agreement – On March 14, 2004, the Company entered into a repurchase agreement with Citigroup Global Markets, Inc. for the purpose of financing the purchase of its investment in a $31.5 million asset backed security. Under the terms of the agreement the Company sells its interest in the security with an agreement to repurchase the security at a predetermined future date at the principal amount sold plus an interest component. The security was sold at an amount equal to 75% of the outstanding principal balance. At March 31, 2004 the repurchase agreement had an outstanding principal balance of approximately $23.5 and an annual interest rate equal to LIBOR plus a spread. The agreement has a current maturity date of April 28, 2004.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G – Debt (Continued)

Notes Payable – 2004-A Securitization - On February 11, 2004, the Company completed a securitization of approximately $240.0 million in principal balance of manufactured home loans. The securitization was accounted for as a financing. Upon completion of the securitization the Company through a special purpose entity, Origen Manufactured Housing Trust 2004-A issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration weighted average rate of approximately 5.13%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. At March 31, 2004 the outstanding balance of the notes was approximately $193.9 million.

Notes Payable – Servicing Advances – The Company currently has entered into a revolving credit facility with Bank One, NA. Under the terms of the facility the Company can borrow up to $7.0 million for the purpose of funding required principal and interest advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured home loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan from Bank One, the Company has granted Bank One a security interest in substantially all its assets (excluding securitized assets). The facility has a termination date of December 31, 2004.

The average balance and average interest rate of outstanding debt was as follows (in thousands):

	March 31, 2004		December 31, 2003
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Notes payable – Citigroup	$187,764	4.2%	$250,935	4.2%
Notes payable – 2004-A securitization	$197,165	4.2%	—	—
Repurchase agreement	$23,520	1.8%	$2,699	4.4%
Note payable - servicing advances	$2,602	5.1%	—	—

Note H – Equity Incentive Plan

Data pertaining to the Company’s equity incentive plan with respect to stock options is as follows:

Options outstanding, December 31, 2003	95,000
Options granted	198,000
Option price	$10.00
Options exercised	—
Option price	—
Options forfeited	3,500
Option price	$10.00
Options outstanding, March 31, 2004	289,500
Option price	$10.00
Options exercisable, March 31, 2004	—

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note H – Equity Incentive Plan (Continued)

The Company’s equity incentive plan has 1.1 million shares of common stock reserved for issuance as either stock options or stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the administrator of the Company’s stock option plan, the Compensation Committee of the Board of Directors or the entire Board of Directors, and options generally vest over a two-year period. As of March 31, 2004, 289,500 options had been issued under the plan at an option price of $10.00.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. (“SFAS 123”), “Accounting for Stock Based compensation”. Accordingly, the fair value of each option granted in 2004 was estimated using the Cox, Ross & Rubenstein binomial option-pricing model based on the assumptions stated below:

Estimated weighted average fair value per share of options granted	$0.40
Assumptions:
Annualized dividend yield	12.00%
Common stock price volatility	15.00%
Weighted average risk free rate of return	4.00%
Weighted average expected option term (in years)	5.0

Note I – Stockholders’ Equity

Effective January 1, 2004, the Company sold 125 shares of its Series A Cumulative Redeemable Preferred Stock directly to 125 investors at a per share price of $1,000.00. The transaction resulted in net proceeds to the company of $95,000.

On February 4, 2004, the Company completed a private placement of 1,000,000 shares of its common stock to one institutional investor. The offering price was $10.00 per share, which provided approximate net proceeds to the Company of $9.4 million.

On March 23, 2004 the Company issued 113,000 restricted stock awards at $10.00 per share to certain officers and employees, which are being amortized over their estimated service period. Compensation cost recognized for the restricted stock awards was $275,000 for the period ended March 31, 2004.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note J – Recent Accounting Pronouncements

On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment - an Amendment of FASB Statement No. 123 and APB No. 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instrument or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Note K – Subsequent Events

In May 2004 the Company completed an initial public offering of its common stock. In June 2004 the underwriters of the initial public offering purchased an additional 625,900 shares of the Company’s common stock pursuant to an over allotment-option. Net proceeds of this offering were $62.9 million after discount and expenses, which were used to pay down the aggregate balances of the notes outstanding under the Company’s loan funding facility with Citigroup and fund new loan originations.

The Company entered into a repurchase agreement with Citigroup for the purpose of financing the purchase of its investment in a $31.5 million asset backed security. There is no liquid market for this security which makes valuation difficult. Citigroup periodically performs an “in-house” valuation of the security based on general market conditions and not conditions specific to the security. Since the acquisition of the security, Citigroup has required an adjustment in the funded amount of the repurchase facility of approximately $4.1 million. This has not impacted the Company’s ability or intent to hold the security until maturity. Nor has it altered the Company’s view of the value of the bonds, since the projected cash flows from the underlying collateral are more than adequate to service the bond debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q includes certain forward looking statements. The words “will,” “may,” “designed to,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” and “estimates,” and similar expressions, identify these forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, these expectations may not be correct. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this document include the following:

•	the performance of our manufactured home loans;

•	our ability to borrow at favorable rates and terms;

•	the supply of manufactured home loans;

•	interest rate levels and changes in the yield curve (which is formed by the differing Treasury rates paid on one, two, three, five, ten and 30 year term debt);

•	our ability to use hedging strategies to insulate our exposure to changing interest rates;

•	changes in, and the costs associated with complying with federal, state and local regulations, including consumer finance and housing regulations;

•	applicable laws, including federal income tax laws; and

•	general economic conditions in the markets in which we operate.

     All forward-looking statements included in this document are based on information available to us on the date of this document. We do not intend to update or revise any forward-looking statements that we make in this document or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise.

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Quarterly Report on Form 10-Q.

Overview

     On October 8, 2003, we began operations upon the completion of a private placement of $150 million of our common stock to certain institutional and accredited investors. On February 4, 2004, we completed another private placement of $10 million of our common stock to one institutional investor. In connection with and as a condition to the October 2003 private placement, we acquired all of the equity interests of Origen Financial L.L.C. We also took steps to qualify Origen Financial, Inc. as a REIT. Currently, most of our operations are conducted through Origen Financial L.L.C., which is our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The results of operations for the three months ended March 31, 2003 used for comparison purposes in this discussion and analysis of financial condition and results of operations are those of our predecessor company Origen Financial, L.L.C. Origen Financial L.L.C. relied heavily on high cost short-term borrowings to fund day-to-day operations due to a lack of significant permanent capital. This lack of capital combined with losses incurred from underperforming loans originated prior to year 2002 (referred to as “legacy” loans), resulted in significant net operating losses prior to the commencement of our operations.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to reserve for credit losses, recourse liabilities, servicing rights and retained interests in loans sold and securitized. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Transfers of Financial Assets: We engage in securitizations and whole loan sales of our manufactured home loan receivables. Securitizations may take the form of a loan sale or a financing. We structured all loan securitizations occurring before 2003 as loan sales and all loan securitizations in 2003 and 2004 as financings for accounting purposes. In the future, we intend to structure and account for our securitizations as financings. When a loan securitization is structured as a financing, the financed asset remains on our books along with the recorded liability that evidences the financing. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An appropriate allowance for credit losses is maintained on the loans. When a loan securitization is structured as a loan sale, any gains and losses are recognized in the consolidated statements of operations when control of the transferred financial asset is relinquished by the seller. In accordance with Statement of Financial Accounting Standards No. 140 “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” certain assets and income are recorded based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans. At the time of the sale these amounts are estimated based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and such amounts are capitalized using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as retained interests in loans sold and securitized and capitalized servicing rights. We assess the carrying value of any retained interests for impairment on a monthly basis. Any subsequent changes in fair value of the retained interests are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. There can be no assurance that our estimates used to determine the value of retained interests and the servicing asset valuations will remain appropriate for the life of the securitization.

     Allowance for Credit Losses: Our loan portfolio is comprised of manufactured home loans with an average loan balance of less than $50,000. The allowance for credit losses is determined at the portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). Our loss rate factors are based on historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers’ ability to repay and estimated collateral value. The allowance for loan losses represents an unallocated allowance; there are no elements of the allowance allocated to specific individual loans or to impaired loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Liability for Loans Sold With Recourse: We periodically sell manufactured home loans on a whole-loan basis. At the time of such loan sales, we recognize recourse liabilities pursuant to our future obligations, if any, to the applicable loan purchasers under the provisions of the respective sale agreements. Under existing recourse provisions, we are required to repurchase any loan contract that goes into default, as defined in the respective loan agreement, for the life of each loan sold, at an amount equal to the outstanding principal balance and accrued interest, and refund any purchase premiums. The loan purchasers have no recourse to our other assets for failure of debtors to pay when due.

     The loan pools subject to recourse provisions are comprised of manufactured home loans with an average loan balance of less than $50,000. The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans we originate and service. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions, other trends affecting borrowers’ ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans.

     Derivative Financial Instruments: We have periodically used derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to mitigate interest rate risk related to our loans receivable and anticipated sales or securitizations. We follow the provisions of Statement of Financial Accounting Standards No. 133,“Accounting for Derivative Instruments and Hedging Activities” (as amended by Statement of Financial Accounting Standards No. 149, “SFAS 133”). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value and changes in fair value are recorded in current earnings or other comprehensive income, depending on whether a derivative instrument qualifies for hedge accounting and, if so, whether the hedge transaction represents a fair value or cash flow hedge.

     Hedges are measured for effectiveness both at inception and on an ongoing basis, and hedge accounting is terminated if a derivative instrument ceases to be effective as a hedge or its designation as a hedge is terminated. In the event of termination of a hedge, any gains or losses during the period that a derivative instrument qualified as a hedge are recognized as a component of the hedged item and subsequent gains or losses are recognized in earnings.

     Derivative financial instruments that do not qualify for hedge accounting are carried at fair value and changes in fair value are recognized currently in earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Stock Options: In connection with our formation, we adopted a stock option plan. We have elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.”

     Goodwill Impairment: The provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” require that recorded goodwill be tested for impairment on an annual basis. The initial and on-going estimate of our fair value is based on our assumptions and projections. Once determined, the amount is compared to our net book value to determine if a write-down in the recorded value of the goodwill is necessary.

Results of Operations

Comparison of the three months ended March 31, 2004 and 2003.

Interest Income

     Interest income for the three months ended March 31, 2004 increased 68.5% to approximately $9.1 million compared to approximately $5.4 million for the three months ended March 31, 2003. This increase resulted primarily from an increase of $194.5 million or 101.4% in average loan receivables over the two corresponding periods. The increase in interest income was lower than the increase in average loans receivable due primarily to a positive change in the credit quality of the loan portfolio for the period ended March 31, 2004 compared to the period ended March 31, 2003. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate on the loan portfolio for the period ended March 31, 2004 was 9.29% compared to 10.29% for the period ended March 31, 2003.

     Interest expense for the three months ended March 31, 2004 was approximately $3.0 million compared to $2.7 million for the three months ended March 31, 2003, representing an increase of $0.3 million or 11.1%. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities was approximately $384.9 million for the period ended March 31, 2004 compared to $209.6 million for the period ended March 31, 2003, resulting in an increase of $175.3 million or 83.6%. The increase in average outstanding debt was partially offset by a decrease in average interest rate on the debt which was 4.17% for the period ended March 31, 2004 compared to 5.2% for the period ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents information relative to the average balances and interest rates for the three months ended March 31 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$386,427	$8,974	9.29%	$191,888	$4,934	10.29%
Investment securities	31,363	98	6.88%	—	—	—
Other	11,998	29	0.88%	2,394	4	0.73%

Total	$429,788	$9,101	8.88%	$194,282	$4,938	10.17%

Interest bearing liabilities:
Loan funding facilities	$384,929	$2,983	4.17%	$209,640	$2,673	5.20%
Repurchase agreement - investment securities	23,520	19	1.84%	—	—	—
Notes payable - servicing advances	2,602	17	5.05%	4,191	11	2.13%

Total	$411,051	$3,019	4.04%	$213,831	$2,684	5.14%

Net interest income and interest rate spread		$6,082	4.84%		$2,254	5.03%

Net yield on average interest earning assets			5.66%			4.64%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,045	$(5)	$4,040
Investment securities	98	—	98
Other	25	—	25

Total interest income	$4,168	$(5)	$4,163

Interest bearing liabilities:
Loan funding facilities	$316	$(6)	$310
Repurchase agreement - investment securities	19	—	19
Notes payable - servicing advances	6	—	6

Total interest expense	$341	$(6)	$335

Increase in net interest income			$3,828

Non-interest Income

     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges and commissions on force placed insurance. Such revenue for the three months ended March 31, 2004 totaled $2.9 million compared to $2.1 million for the three months ended March 31, 2003, an increase of 38.1%. Loan servicing fees totaled $2.4 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. Typically, we receive servicing fees of 1.00% on loans we place in securitized transactions, however, during the three months ended March 31, 2004 we financed our loans on securitization facilities, the terms of which specified a servicing fee of 1.25%, resulting in higher servicing income on a significant portion of our serviced loans. The average serviced loan portfolio on which servicing fees are collected increased approximately $197.6 million or 18.4% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The weighted average service fee rate increased approximately .15% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Losses

     We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for loan receivables held on our balance sheet. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet and historical loss trends. We also maintain a recourse liability to cover probable losses that can be reasonably estimated on loans that we have sold in a true sale transaction but the terms of the sale included recourse provisions.

     The provision for credit losses and recourse reserves was $1.9 million for the three months ended March 31, 2004 compared to $0.6 million for the three months ended March 31, 2003. The increase resulted from both an increase in outstanding principal due to new loan originations and the amount of loans charged off. Total net chargeoffs for the three months ended March 31, 2004 were $3.5 million, with $1.6 million being charged to the allowance for credit losses and $1.9 million being charged to the recourse liability, compared to total net chargeoffs of $1.8 million, with $0.6 million being charged to the allowance for credit losses and $1.2 million being charged to the recourse liability for the three months ended March 31, 2003. As a percentage of average outstanding principal balance (including $54.4 million and $69.9 million in average principal balance of loans sold with recourse for the quarters ended March 31, 2004 and 2003, respectively) total net chargeoffs on an annualized basis were 3.2% for the quarter ended March 31, 2004 compared to 2.8% for the quarter ended March 31, 2003. We expect net chargeoffs as a percentage of average outstanding principal balance to decrease in the future due to the higher credit quality of loans originated in years 2002 through 2004 versus that of loans originated in years 2000 and 2001 and also because the life of the loans we have sold with recourse extend beyond the peak loss periods in a normal loan life cycle.

Non-interest Expenses

     Personnel expenses increased approximately $0.2 million or 4.8% to $4.4 million for the three months ended March 31, 2004 compared to $4.2 million for the three months ended March 31, 2003. The increase is primarily related to an increase in the average number of full time employees, which was 258 full time employees for the quarter ended March 31, 2004 compared to 240 full time employees for the quarter ended March 31, 2003. The increase in the number of full time employees is partially offset by an approximate $0.1 million decrease in the use of temporary employees for the comparable quarters.

     Loan origination and servicing expenses increased 12.8% to $352,000 for the quarter ended March 31, 2004 compared to $312,000 for the quarter ended March 31, 2003. The increase is a result of increased originations and an increase in outstanding loan balance of the servicing portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased approximately $139,000 or 12.5% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

     Occupancy and equipment expense was approximately $1.0 million for the quarter ended March 31, 2004 compared to $1.2 million for the quarter ended March 31, 2003, a decrease of 20%. The reduced expenses are primarily the result of consolidating the functions performed in our Ohio office and by relocating our corporate offices from Birmingham, Michigan to Southfield, Michigan in April 2003. Professional fees were $97,000 for the quarter ended March 31, 2004 compared to $207,000 for the quarter ended March 31, 2003, a decrease of 53.1%. The primary reason for the decrease related to a reduction in the use of outside professionals needed to ensure we were appropriately licensed prior to our formation as a REIT. Travel and entertainment expenses decreased approximately $157,000 or 37.3% to $264,000 for the quarter ended March 31, 2004 compared to $421,000 for the quarter ended March 31, 2003. The decrease is primarily related to cost cutting measures and consolidation of certain marketing and sales activities implemented in 2003. The decreases in occupancy and equipment, professional fees and travel and entertainment were partially offset by an increase of approximately $213,000 in director and officer liability insurance and director fees which were $222,000 for the quarter ended March 31, 2004 compared to $9,000 for the quarter ended March 31, 2003. Such increases are a direct result of the additional costs incurred related to our formation as a REIT in October 2003.

Net Income

     Net income rose to $0.6 million for the three months ended March 31, 2004 compared to a net loss of $2.2 million for the three months ended March 31, 2003. The increase is the result of an increase of $3.7 million or 68.5%, in interest income on loans, and an increase of $0.8 million, or 39.2%, in loan servicing fees over the two periods. The increase in interest and service fee income resulted primarily from a 101.4% increase in average loans receivable to $386.4 million for the quarter ended March 31, 2004 compared to $191.9 million for the quarter ended March 31, 2003. While interest expense has risen slightly with the increased average outstanding debt, total non-interest expenses have increased only 1.6% to $6.4 million for the quarter ended March 31, 2004 compared to $6.3 million for the quarter ended March 31, 2003. As a percent of total revenues, non-interest operating expense decreased to 53.8% for the quarter ended March 31, 2004 from 84.4% for the quarter ended March 31, 2003. As a percentage of average outstanding loan receivable balance, non-interest operating expense decreased to 1.7% for the quarter ended March 31, 2004 from 3.3% for the quarter ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivable Portfolio and Asset Quality

     Net loans receivable outstanding increased 12.1% to $413.0 million at March 31, 2004 compared to $368.5 million at December 31, 2003. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured homes and in some instances real estate.

     New loan originations for the quarter ended March 31, 2004 increased 25.5% to $45.6 million compared to $36.4 million for the quarter ended March 31, 2003. The increase was due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. New loan originations include the purchase of approximately $12.3 million in manufactured home loans from an affiliate of Sun Communities, Inc. At March 31, 2004, Sun Communities, Inc. beneficially owned approximately 30% of our issued and outstanding common stock.

     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	March 31,	December 31,
	2004	2003
Principal balance loans receivable	$423,004	$380,174
Number of loans receivable	10,156	9,154
Average loan balance	$42	$42
Weighted average loan coupon (a)	10.15%	10.23%
Weighted average initial term	22 years	23 years

(a)	The weighted average loan coupon includes any imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

The manufactured home contracts are collateralized by manufactured homes that were built between the years 1973 and 2004, with approximately 82.4% of the manufactured homes built since 1999.

     Delinquency statistics for the manufactured home loan portfolio are as follows (dollars in thousands):

	March 31, 2004			December 31, 2003
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	127	$4,456	1.1%	193	$7,068	1.9%
61-90	53	1,933	0.5%	83	2,943	0.8%
Greater than 90	157	6,421	1.5%	158	6,575	1.7%

     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the quarter ended March 31, 2004 the average outstanding principal balance of non-performing loans was approximately $6.7 million compared to $3.9 million for the quarter ended March 31, 2003. However, non-performing loans as a percentage of average loan receivables was 1.74% for the quarter ended March 31, 2004 compared to 2.04% for the quarter ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average principal balance of repossessed assets on our balance sheet was $8.3 million, or 2.2% of the average loan receivable balance for the quarter ended March 31, 2004 compared to $7.2 million, or 3.8% of average loan receivable balance for the quarter ended March 31, 2003.

The allowance for credit losses was $4.2 million at March 31, 2004 compared to $3.6 million at December 31, 2003. The increase in the allowance for credit losses is primarily due to new loan originations. The allowance for credit losses as a percentage of net loans receivable was 1.17% at March 31, 2004 compared to 1.18% at December 31, 2003. Net chargeoffs were $3.5 million for the quarter ended March 31, 2004 compared to $1.8 million for the quarter ended March 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described above under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

Our asset quality statistics for the first quarter of 2004 reflect improving conditions in the economy and the industry. They also reflect the improving underwriting and origination practices we put into place in 2002. Continued improvement in delinquency statistics should result in lower levels of non-performing assets and net charge-offs. Lower levels of non-performing assets and net chargeoffs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.

Liquidity and Capital Resources

     We require capital to fund our loan originations, acquire manufactured home loans originated by third parties and expand our loan servicing operations. At March 31, 2004, we had approximately $12.6 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and loan sales and securitizations.

     Cash used in operating activities during the three months ended March 31, 2004, totaled $51.9 million versus $36.5 million for the three months ended March 31, 2003. Cash used to originate loans increased 48.8%, or $19.5 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Principal collections on loans held for sale totaled $11.4 million for the quarter ended March 31, 2004 as compared to $5.3 million in the quarter ended March 31, 2003, an increase of $6.1 million, or 115.1%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $386.4 million for the quarter ended March 31, 2004 compared to $191.9 million for the quarter ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cash used in investing activities was $31.4 million in the three months ended March 31, 2004 versus $0.6 million for the three months ended March 31, 2003. The primary reason for the increase in the use of cash was the purchase of a $31.5 million asset backed security. The security is collateralized by manufactured home loans and is classified as held-to-maturity. It has a contractual maturity date of July 28, 2033 and has an effective yield of 6.88%.

     The primary sources of cash during the quarter ended March 31, 2004 were approximately $78.5 million in net proceeds from notes payable used to finance loans and approximately $9.6 million from the issuance of common stock. This is compared to approximately $15.8 million in net proceeds from the issuance of notes payable and repurchase agreements to finance loans and $20.0 million in proceeds from minority interest investments for the quarter ended March 31, 2003.

     Access to the securitization market is very important to our business. Numerous factors affect our ability to complete a successful securitization, including factors beyond our control. These include general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt. When these factors are unfavorable our ability to successfully complete securitization transactions is impeded and our liquidity and capital resources are affected negatively. There can be no assurance that current favorable conditions will continue or that unfavorable conditions will not return.

     On February 11, 2004, we completed a securitized financing transaction for approximately $240.0 million of loans, which was funded by issuing bonds in the approximate amount of $200 million, at a duration weighted average interest cost of 5.13%. We structured the transaction to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. Approximately $176.7 million of the securitization proceeds were used to reduce the aggregate balances of the notes outstanding under our short-term securitization facility giving us renewed borrowing capacity to fund new loan originations. The outstanding balance of the 2004-A Notes issued was approximately $193.9 million at March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We currently have a loan funding facility with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and revised in November 2003 to split the loans into two pools, one under a note due in April 2004 and one under a note due in November 2004, we pledge loans as collateral and in turn are advanced funds. On March 30, 2004 the terms of the agreement were modified by segregating the pledged loans into three separate pools designated 2004-1A, 2004-1B and 2004-1C. The maximum advance amount on 2004-1A (for new loan production) was set at $170.0 million, the fixed advance amount on 2004-1B (for loans originated in 2003) was set at approximately $71.6 million and the maximum amount on 2004-1C (for loans acquired from third parties) was set at $150.0 million. The modification added a stratified advance rate for each pool and reduced the stated interest rate on all three pools. Additionally, the maturity date was fixed on 2004-1A at March 29, 2005, on 2004-1B at November 16, 2004 and on 2004-1C at March 28, 2006. At March 31, 2004 the outstanding balance on the notes issued under the facility was approximately $134.4 million.

     On March 14, 2004 the Company entered into a repurchase agreement with Citigroup Global Markets, Inc. for the purpose of financing the purchase of its investment in a $31.5 million asset backed security. Under the terms of the agreement the Company sells its interest in the security with an agreement to repurchase the interest at a predetermined future date at the principal amount sold plus an interest component. The security was sold at an amount equal to 75 % of the outstanding principal balance. At March 31, 2004 the repurchase agreement had an outstanding principal balance of approximately $23.5 and an annual interest rate equal to LIBOR plus a spread. The agreement has a current maturity date of April 28, 2004.

     We currently have a revolving credit facility with Bank One. Under the terms of the facility we can borrow up to $7 million for the purpose of funding required principal and interest advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers. The outstanding balance under the facility accrues interest at the bank’s prime rate. To secure the loan, we have granted the bank a security interest in substantially all of our assets excluding securitized loans. The facility terminates on December 31, 2004. At March 31, 2004 we had approximately $2.6 million outstanding on this facility.

     In addition to borrowings under our credit facilities, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of March 31, 2004:

		Less than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter
Notes payable – Citigroup(1)	$134,404	$71,206	$63,198	$—	$—
Notes payable – 2004 A securitization (2)	193,942	1,961	9,519	7,741	174,721
Repurchase agreement (3)	23,520	23,520	—	—	—
Notes payable – servicing advances (4)	2,550	2,550	—	—	—
Operating leases	2,959	977	1,801	181	—

Total Contractual Obligations	$357,375	$100,214	$74,518	$7,922	$174,721

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Origen Financial L.L.C. and Origen Securitization Company, LLC are borrowers under the short-term securitization facility with Citigroup.

(2) Origen Financial L.L.C. through a special purpose entity Origen Manufactured Housing Trust 2004-A, is the issuer of the notes payable under the 2004 – A securitization.

(3) Origen Financial L.L.C. is the borrower under the Citigroup repurchase agreement.

(4) Origen Financial L.L.C. is the borrower under the Bank One line of credit.

     In May 2004 we completed an initial public offering of our common stock. In June 2004, the underwriters for the offering purchased additional shares under their over allotment option. Aggregate net proceeds of this offering were approximately $62.9 million after discount and expenses, which were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup and fund new loan originations. The net proceeds from this offering, cash generated from operations and borrowings under our Citigroup facility will enable us to meet our liquidity needs for approximately 12 months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If adverse market conditions require or if loan purchase opportunities become available, we may seek additional capital through additional sales of our common or preferred stock in the short term.

     Our long-term liquidity and capital requirements consist primarily of funds necessary to originate and hold manufactured home loans, acquire and hold manufactured home loans originated by third parties and expand our loan servicing operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we will require external sources of capital, including sales of shares of our common and preferred stock and third-party borrowings. We intend to continue to access the asset-backed securities market for the long-term financing of our loans in order to match the interest rate risk between our loans and the related long-term funding source. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The risks associated with the manufactured housing business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For our finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured homes may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.

     Our variable rate debt totaled $160.5 million and $154.2 million at March 31, 2004 and March 31, 2003, respectively, under which we paid interest at various LIBOR rates plus a spread. If LIBOR increased or decreased by 1.0% during the three months ended March 31, 2004 and 2003, we believe our interest expense would have increased or decreased by approximately $53,500 and $381,800 based on the $213.4 million and $152.7 million average balance outstanding under our variable rate debt facilities for the three months ended March 31, 2004 and March 31, 2003, respectively. The small increase or decrease in interest expense related to an increase or decrease in LIBOR for the three months ended March 31, 2004 is due to the fact that approximately $187.7 million of our average variable rate debt outstanding for the period was hedged through the use of interest rate swap agreements thus minimizing the effect of changes in the benchmark (LIBOR) rate. We had no variable rate interest earning assets outstanding during the three months ended March 31, 2004 or 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table shows the contractual maturity dates of our assets and liabilities at March 31, 2004. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings.

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years	Total
Assets
Cash and equivalents	$12,586	$—	$—	$—	$12,586
Restricted cash	6,539	—	—	—	6,539
Loans receivable, net of allowance for loss	1,358	4,285	38,597	368,778	413,018
Investments	—	—	—	31,543	31,543
Furniture, fixtures and equipment, net	187	584	1,566	—	2,337
Goodwill	—	—	—	32,277	32,277
Other assets	11,508	7,084	7,578	2,016	28,186

Total assets	$32,178	$11,953	$47,741	$434,614	$526,486

Liabilities and Stockholders’ Equity
Warehouse financing	$23,962	$97,170	$36,792	$—	$157,924
Securitization financing	638	2,012	18,124	173,168	193,942
Notes payable - servicing advances	2,550	—	—	—	2,550
Recourse liability	725	1,632	3,269	1,167	6,793
Other liabilities	11,638	611	—	500	12,749

Total liabilities	39,513	101,425	58,185	174,835	373,958
Preferred stock	—	—	—	125	125
Common stock	—	—	—	165	165
Paid-in-capital	—	—	—	155,796	155,796
Accumulated other comprehensive loss	(5)	—	—	—	(5)
Unearned stock compensation	(428)	(1,021)	(2,590)	—	(4,039)
Retained Earnings	—	—	—	486	486

Total stockholders’ equity	(433)	(1,021)	(2,590)	156,572	152,528

Total liabilities and stockholders’ equity	$39,080	$100,404	$55,595	$331,407	$526,486

Reprice difference	$(6,902)	$(88,451)	$(7,854)	$103,207
Cumulative gap	$(6,902)	$(95,353)	$(103,207)	$—
Percent of total assets	(21.45%)	(797.73%)	(216.18%)	—

     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable which fixes our cost of funds associated with the loans over the lives of such loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In conjunction with the loan funding facility with Citigroup, we entered into six interest rate swap agreements in an effort to manage interest rate risk on our floating rate notes payable. The interest rate swaps expired on April 12, 2004. The interest rate swaps were structured to be hedges against changes in the benchmark interest rate (LIBOR) of the floating rate notes. We designated the swaps as hedges for accounting purposes. The hedges were highly effective and had a minimal impact on the results of operations.

     In accordance with SFAS 133, which requires all derivative instruments to be carried at fair value on the balance sheet, we recorded the swaps as a liability of approximately $4,000 as of March 31, 2004. Mark to market changes in the value of the swaps are included in other comprehensive income.

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at March 31, 2004.

	Contractual Maturity
							Total
	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(Dollars in thousands)
Interest sensitive assets:
Loans receivable	$4,178	$6,087	$6,734	$7,450	$8,243	$380,326	$413,018
Average interest rate	10.15%	10.15%	10.15%	10.15%	10.15%	10.15%	10.15%
Interest bearing deposits	11,998	—	—	—	—	—	11,998
Average interest rates	0.88%	—	—	—	—	—	0.88%
Loan sale proceeds receivable	328	370	311	266	229	1,259	2,763
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	31,543	31,543
Average interest rate	—	—	—	—	—	6.88%	6.88%
Residual interests	—	—	—	—	—	749	749
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$16,504	$6,457	$7,045	$7,716	$8,472	$413,877	$460,071

Interest sensitive liabilities:
Borrowings:
Warehouse financing	94,726	26,824	36,374	—	—	—	157,924
Average interest rate	1.89%	2.29%	2.34%	—	—	—	10.42%
Securitization financing	1,962	2,858	3,162	3,498	3,871	178,591	193,942
Average interest rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Notes payable - servicing advances	2,550	—	—	—	—	—	2,550
Average interest rate	5.05%	—	—	—	—	—	5.05%
Recourse liability	1,717	1,637	959	575	380	1,525	6,793
Average interest rate	10.42%	10.42%	10.42%	10.42%	10.42%	10.42%	10.42%

Total interest sensitive liabilities	$100,955	$31,319	$40,495	$4,073	$4,251	$180,116	$361,209

Item 4. Controls and Procedures

(a)	Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Ronald A. Klein, and Chief Financial Officer, W. Anderson Geater, Jr., the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures

(b)	There have been no significant changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 2. – Changes in Securities and Use of Proceeds

(a)	On January 1, 2004, we sold 125 shares of our Series A Cumulative Redeemable Preferred Stock directly to 125 accredited investors at a per share price of $1,000.00 pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The aggregate offering price was $125,000. We paid REIT Funding, LLC a placement fee of $25,000 in connection with the offering.

On February 4, 2004, we sold 1,000,000 shares of common stock directly to one institutional investor at a per share price of $10.00, pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The aggregate offering price was $10,000,000. We paid an advisory fee of $0.575 per share to Lehman Brothers with respect to these shares.

(b)	In May 2004, we completed an initial public offering of 8,000,000 shares common stock, $0.01 par value at an offering price of $8.00 per share. Lehman Brothers Inc. was the managing underwriter of the offering, and Credit Suisse First Boston LLC and Flagstone Securities, LLC were co-managers of the offering. In June 2004, the underwriters purchased an additional 625,900 shares of common stock at the initial offering price of $8.00 per share pursuant to their over-allotment option. Our registration statement was declared effective by the SEC on May 5, 2004 (Registration No. 333-112516). We received aggregate gross offering proceeds of $69.0 million from these transactions and paid aggregate underwriting commissions of $4.8 million. Aggregate other offering costs paid totaled $1.3 million. Net offering proceeds after deducting underwriting commissions and other offering costs was $62.9 million. We used approximately $52.0 million of the net proceeds of this offering to repay a portion of the short-term borrowings incurred under our Citigroup financing arrangement. We have used the remainder of the net offering proceeds to fund manufactured home loans in the ordinary course of our business.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 18, 2004

ORIGEN FINANCIAL, INC.

BY:	/s/ W. Anderson Geater Jr.

W. Anderson Geater Jr., Chief
Financial Officer and Secretary
(Duly authorized officer and principal
financial officer)

ORIGEN FINANCIAL, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.