Form 10-Q
period 2004-06-30
ORIGEN FINANCIAL INC
filed 2004-08-16
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Number of shares of Common Stock, $.01 par value, outstanding as of August 13, 2004: 25,230,150

Origen Financial, Inc.

Part I

Item 1. Financial Statements

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

June 30, 2004 and December 31, 2003

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Assets
Cash and equivalents	$14,540	$6,926
Restricted cash	6,531	6,017
Loans receivable, net of allowance for losses of $4,547 and $3,614, respectively	455,816	368,509
Investments held to maturity	34,658	—
Furniture, fixtures and equipment, net	2,268	2,476
Goodwill	32,277	32,277
Other assets	27,043	28,337

Total assets	$573,133	$444,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$130,989	$273,404
Securitization financing	183,406	—
Repurchase agreements	21,554	—
Notes payable – servicing advances	—	4,037
Recourse liability	5,678	8,740
Other liabilities	13,859	15,572

Total liabilities	355,486	301,753

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 and -0- shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	125	—
Common stock, $.01 stated value, 125,000,000 shares authorized; 25,118,400 and 15,060,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	251	152
Additional paid-in-capital	218,714	143,289
Accumulated other comprehensive loss	—	(20)
Unearned stock compensation	(3,561)	(1,114)
Retained earnings	2,118	482

Total stockholders’ equity	217,647	142,789

Total liabilities and stockholders’ equity	$573,133	$444,542

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except share data)

For the periods ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income
Total interest income	$10,294	$5,161	$19,394	$10,205
Total interest expense	3,296	4,509	6,315	7,193

Net interest income before loan losses	6,998	652	13,079	3,012
Provision for credit losses and recourse liability	1,531	1,214	3,422	1,839

Net interest income (loss) after loan losses	5,467	(562)	9,657	1,173
Non-interest income	3,014	2,749	5,895	5,119
Non-interest Expenses
Personnel	4,915	4,812	9,317	9,024
Loan origination and servicing	246	298	598	610
Write down of residual interest	—	1,280	—	1,280
State business taxes	73	5	163	4
Other operating	1,578	2,324	3,174	4,060

Total non-interest expense	6,812	8,719	13,252	14,978

NET INCOME (LOSS)	$1,669	$(6,532)	$2,300	$(8,686)

Weighted average common shares outstanding	20,580,155	N/A	18,133,264	N/A

Weighted average common shares outstanding, diluted	20,889,013	N/A	18,393,586	N/A

Earnings per common share:
Basic	$0.08	N/A	$0.13	N/A

Diluted	$0.08	N/A	$0.12	N/A

Common dividends declared	$0.04	N/A	$0.04	N/A

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share data)

For the periods ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$1,669	$(6,532)	$2,300	$(8,686)
Unrealized gain on interest rate swaps	5	—	20	—

Comprehensive income (loss)	$1,674	$(6,532)	$2,320	$(8,686)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share data)

	For the six months ended June 30
	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$2,300	$(8,686)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	3,422	1,839
Impairment of residual interest	—	1,280
Depreciation and amortization	1,881	1,573
Originations of loans held for sale	(122,019)	(87,535)
Principal collections on loans held for sale	30,696	16,862
Proceeds from the sale of loans	—	5,754
Increase in other assets	(5,022)	(5,889)
Decrease in accounts payable and other liabilities	(4,529)	(213)

Net cash used in operating activities	(93,271)	(75,015)
Cash Flows From Investing Activities
Purchase of investment securities	(34,270)	—
Capital expenditures	(186)	(730)

Net cash used in investing activities	(34,456)	(730)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	95	—
Net proceeds from issuance of common stock	73,107	—
Proceeds from sale of repossessed homes	4,304	3,452
Dividends paid	(663)	—
Proceeds from warehouse and securitization financing	425,388	426,125
Repayment of warehouse and securitization financing	(362,853)	(383,261)
Proceeds from minority interest investment	—	30,780
Net change in notes payable – servicing advances	(4,037)	(364)

Net cash provided by financing activities	135,341	76,732

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,614	987
Cash and cash equivalents, beginning of period	6,926	257

Cash and cash equivalents, end of period	$14,540	$1,244

Supplemental disclosures of cash flow information:
Interest paid	$6,315	$6,903
Non cash financing activities:
Restricted common stock issued as unearned compensation	$3,200	$—

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

These unaudited consolidated financial statements of Origen Financial, Inc., a Delaware corporation (the “Company”) at June 30, 2004 and for its predecessor Origen Financial, L.L.C. for the three and six months ended June 30, 2003, have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2003, included in the Company’s Registration Statement on Form S-11 (Registration No. 333-112516) filed May 5, 2004 with respect to its initial public offering. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform with current period presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The results of operations for the three and six months ended June 30, 2003 are those of Origen Financial, Inc.’s predecessor company, Origen Financial, L.L.C. Origen Financial L.L.C. relied heavily on high cost short-term borrowings to fund day-to-day operations due to a lack of significant permanent capital. This lack of capital combined with losses incurred from underperforming loans originated prior to year 2002 (referred to as “legacy” loans), resulted in significant net operating losses prior to the commencement of Origen Financial, Inc.’s operations.

Note B – Per Share Data

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation at June 30, 2004 (in thousands except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,669	$(6,532)	$2,300	$8,686
Preferred stock dividends	(4)	—	(8)	—

Income (loss) available to common shareholders	$1,665	$(6,532)	$2,292	$(8,686)

Denominator:
Weighted average common shares for basic EPS	20,580	N/A	18,113	N/A
Effect of dilutive securities:
Restricted stock awards	309	N/A	261	N/A

Weighted average common shares for diluted EPS	20,889	N/A	18,374	N/A

Basic EPS	$0.08	N/A	$0.13	N/A

Diluted EPS	$0.08	N/A	$0.12	N/A

Note C – Stock Options

The Company has elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Accordingly, since all options were granted at a fixed price not less than the fair market value of the Company’s common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of SFAS 123, the pro forma effects on the Company’s net income and earnings per share would be as follows for the periods ended June 30, 2004 (in thousands except income per share):

	Three Months	Six Months
	Ended	Ended
	June 30, 2004
Net income available to common shareholders	$1,665	$2,292
Stock option compensation cost	(3)	(6)

Pro forma net income available to common shareholders	$1,662	$2,286

Basic income per share as reported	$0.08	$0.13
Stock option compensation cost	—	—

Pro forma basic income per share	$0.08	$0.13

Diluted income per share as reported	$0.08	$0.12
Stock option compensation cost	—	—

Pro forma diluted income per share	$0.08	$0.12

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note D – Investments

     The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. At June 30, 2004 the Company’s investments consisted of two asset backed securities with principal amounts of $32.0 million and $3.1 million. The securities are collateralized by manufactured home loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. The securities are carried on the Company’s balance sheet at amortized cost of $34.7 million which approximates their market value at June 30, 2004.

     Note E – Allowance for Credit Losses and Recourse Liability

The allowance for credit losses and related additions and deductions to the allowance were as follows for the periods ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$4,151	$2,762	$3,614	$2,743
Provision for loan losses	1,531	1,214	3,422	1,839
Transfers from recourse liability	1,115	998	3,062	2,270
Gross chargeoffs	(4,159)	(4,371)	(9,734)	(6,989)
Recoveries	1,909	2,311	4,183	3,051

Balance at end of period	$4,547	$2,914	$4,547	$2,914

The recourse liability and related additions and transfers out of the recourse liability were as follows for the periods ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$6,793	$11,424	$8,740	$13,320
Reimbursements for losses per recourse agreements	—	—	—	(624)
Transfers to allowance for credit losses	(1,115)	(998)	(3,062)	(2,270)

Balance at end of period	$5,678	$10,426	$5,678	$10,426

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

For securitizations accounted for as either a financing or a sale the Company retains the right to service the loans it sells. Fees for servicing the loans are based on a contractual percentage per annum ranging from .5% to 1.25% of the unpaid principal balance of the associated loans. For securitizations accounted for as a sale the Company recognizes a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company’s historical experience. These factors include default and prepayment speeds. There were no securitizations accounted for as a sale during the three and six months ended June 30, 2004 or 2003.

Servicing fees received with respect to prior securitizations accounted for as a sale were approximately $501,000 and $1.0 million for the three and six months ended June 30, 2004, respectively.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note F – Loan Securitizations (Continued)

Total principal balance of loans serviced that the Company has securitized and accounted for as a sale at June 30, 2004 was approximately $194.2 million. Delinquency statistics (including repossessed inventory) on those loans are as follows at June 30, 2004 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	133	$5,294	2.7%
61-90	47	1,839	1.0%
Greater than 90	266	12,232	6.3%

The Company assesses the carrying value of the residual interests and servicing assets for impairment on a monthly basis. There can be no assurance that the Company’s estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company’s estimates, the carrying value of the Company’s residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity. The Company’s residual interest balance was approximately $749,000 and the servicing asset was approximately $1.6 million at June 30, 2004. There was no change in the balance for the 2004 period presented.

Note G – Debt

Total debt outstanding was as follows (in thousands):

	June 30,	December 31,
	2004	2003
Warehouse financing	$130,989	$273,404
Securitization financing	183,406	—
Repurchase agreements	21,554
Notes payable – servicing advances	—	4,037

	$335,949	$277,441

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

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G – Debt (Continued)

On June 30, 2004, the advance rate was 84.0% of the eligible principal balance of the manufactured home loans pledged to 2003-1A, 78.5% of the eligible principal balance of the manufactured home loans pledged to 2003-1B and 72.6% of the eligible principal balance of the manufactured home loans pledged to 2003-1C and the outstanding advance amounts were approximately $28.6 million on 2003-1A, $67.3 million on 2003-1B and $35.1 million on 2003-1C, for a total of $131.0 million.

Repurchase Agreement – The Company has entered into two repurchase agreements with Citigroup for the purpose of financing the purchase of investments in two asset backed securities with principal balances of $32.0 million and $3.1 million, respectively. Under the terms of the agreement the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are sold at an amount equal to 75% of their current market value as determined by Citigroup. The sales are accounted for as financings for accounting purposes. At June 30, 2004 the repurchase agreement had an outstanding principal balance of approximately $21.6 and an annual interest rate equal to LIBOR plus a spread and maturity dates of July 28, 2004 and July 6, 2004, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire.

Notes Payable – 2004-A Securitization – On February 11, 2004, the Company completed a securitization of approximately $240.0 million in principal balance of manufactured home loans. The securitization was accounted for as a financing. Upon completion of the securitization the Company through a special purpose entity, Origen Manufactured Housing Trust 2004-A issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration weighted average rate of approximately 5.13%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. At June 30, 2004 the outstanding balance of the notes was approximately $183.4 million.

Notes Payable – Servicing Advances – The Company currently has a revolving credit facility with Bank One, NA. Under the terms of the facility the Company can borrow up to $7.0 million for the purpose of funding required principal and interest advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured home loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan from Bank One, the Company has granted Bank One a security interest in substantially all its assets (excluding securitized assets). The facility has a termination date of December 31, 2004. At June 30, 2004 there was no outstanding balance on this facility.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G – Debt (Continued)

The average balance and average interest rate of outstanding debt was as follows (in thousands):

	June 30, 2004		December 31, 2003
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Notes payable – Citigroup	$158,951	3.7%	$250,935	4.2%
Notes payable – 2004-A securitization	$149,062	4.2%	—	—
Repurchase agreement	$23,703	1.8%	$2,699	4.4%
Note payable – servicing advances	$1,348	4.2%	—	—

Note H – Equity Incentive Plan

Data pertaining to the Company’s equity incentive plan with respect to stock options is as follows:

Options outstanding, December 31, 2003	95,000
Options granted	198,000
Option price	$10.00
Options exercised	—
Option price	—
Options forfeited	(3,500)
Option price	$10.00
Options outstanding, March 31, 2004	289,500
Option price	$10.00
Options exercisable, March 31, 2004	—
Options granted	—
Option price	—
Options exercised	—
Option price	—
Options forfeited	(10,500)
Option price	—
Options outstanding, June 30, 2004	279,000

The Company’s equity incentive plan has 1.7 million shares of common stock reserved for issuance as either stock options or stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the administrator of the Company’s stock option plan, the Compensation Committee of the Board of Directors or the entire Board of Directors, and options generally vest over a two-year period. As of June 30, 2004, 279,000 were outstanding under the plan at an option price of $10.00.

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

Note I – Stockholders’ Equity

Effective January 1, 2004, the Company sold 125 shares of its Series A Cumulative Redeemable Preferred Stock directly to 125 investors at a per share price of $1,000.00. The transaction resulted in net proceeds to the company of $95,000. In June 2004 the Company paid a dividend on its preferred shares of $62.50 per share for a total of $7,812.50

On February 4, 2004, the Company completed a private placement of 1,000,000 shares of its common stock to one institutional investor. The offering price was $10.00 per share, which provided approximate net proceeds to the Company of $9.4 million.

On March 23, 2004 the Company issued 113,000 restricted stock awards at $10.00 per share to certain officers and employees, which are being amortized over their estimated service period. Compensation cost recognized for the restricted stock awards was $478,000 and $752,000 for the three and six months ended June 30, 2004.

On May 6, 2004 the Company completed an initial public offering of 8.0 million shares of its common stock. In June 2004 the underwriters of the initial public offering purchased an additional 625,900 shares of the Company’s common stock pursuant to an over allotment-option. Net proceeds from these transactions were $62.9 million after discount and expenses, which were used primarily to pay down the aggregate balances of the notes outstanding under the Company’s loan funding facility with Citigroup and fund new loan originations.

On May 26, 2004 the Company declared a dividend of $0.04 per common share payable to holders of record as of March 16, 2004. On June 6, 2004 those dividends were paid and totaled approximately $656,000.

Note J – Subsequent Events

On July 22, 2004 the Company declared a dividend of $0.06 per common share payable to holders of record as of August 2, 2004.

On August 5, 2004, 111,750 shares of common stock were issued by the Company under its Equity Incentive Plan.

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

     The results of operations for the three and six months ended June 30, 2003 used for comparison purposes in this discussion and analysis of financial condition and results of operations are those of our predecessor company Origen Financial, L.L.C. Origen Financial L.L.C. relied heavily on high cost short-term borrowings to fund day-to-day operations due to a lack of significant permanent capital. This lack of capital combined with losses incurred from underperforming loans originated prior to year 2002 (referred to as “legacy” loans), resulted in significant net operating losses prior to the commencement of our operations.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to reserve for credit losses, recourse liabilities, servicing rights and retained interests in loans sold and securitized. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions.

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

     Derivative Financial Instruments: We have periodically used derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to mitigate interest rate risk related to our loans receivable and anticipated sales or securitizations. We follow the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”),“Accounting for Derivative Instruments and Hedging Activities” (as amended by Statement of Financial Accounting Standards No. 149). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value and changes in fair value are recorded in current earnings or other comprehensive income, depending on whether a derivative instrument qualifies for hedge accounting and, if so, whether the hedge transaction represents a fair value or cash flow hedge.

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

Results of Operations

Comparison of the three months ended June 30, 2004 and 2003.

Net Income

     Net income increased $8.2 million to $1.7 million for the three months ended June 30, 2004 compared to a net loss of $6.5 million for the three months ended June 30, 2003. The increase is the result of an increase of $6.0 million in net interest income after loan losses, an increase of $0.3 million in non interest income and a decrease in non interest expenses of $1.9 million as described in more detail below.

Interest Income

     Interest income increased 98.1% to approximately $10.3 million compared to approximately $5.2 million. This increase resulted primarily from an increase of $256.5 million or 114.1% in average interest earning assets. The increase in interest income was lower than the increase in average loans receivable due primarily to a positive change in the credit quality of the loan portfolio for the period. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate on the loan receivable portfolio was 8.9% compared to 9.2%.

     Interest expense decreased $1.2 million to $3.3 million compared to $4.5 million, or 26.9%. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $102.7 million to $328.5 compared to $225.8 million, or 45.5%. The increase in average outstanding debt on our loan funding facilities was partially offset by a decrease in average interest rate on the total debt outstanding which was 3.7% compared to 7.2%. The higher average rate for the three months ended June 30, 2003 was due to the fact that prior to the private placement of our common stock we had to rely partially on a higher-cost fixed rate facility to fund our new originations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents information relative to the average balances and interest rates for the three months ended June 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$430,227	$9,578	8.91%	$223,147	$5,152	9.24%
Investment securities	34,217	664	7.76%	—	—	—
Other	16,754	52	1.24%	1,583	9	2.27%

Total	$481,198	$10,294	8.56%	$224,730	$5,161	9.19%

Interest bearing liabilities:
Loan funding facilities	$328,469	$3,174	3.87%	$225,827	$3,853	6.82%
Repurchase agreement — investment securities	23,703	107	1.81%	—	—	—
Notes payable — servicing advances	882	15	6.80%	1,327	16	4.82%
Other	—	—	—	23,749	640	10.78%

Total	$353,054	$3,296	3.73%	$250,903	$4,509	7.19%

Net interest income and interest rate spread		$6,998	4.83%		$652	2.00%

Net yield on average interest earning assets			5.82%			1.16%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,610	$(184)	$4,426
Investment securities	664	—	664
Other	47	(4)	43

Total interest income	$5,321	$(188)	$5,133

Interest bearing liabilities:
Loan funding facilities	$992	$(1,671)	$(679)
Repurchase agreement - investment securities	100	7	107
Notes payable — servicing advances	639	(640)	(1)
Other	1,527	(2,167)	(640)

Total interest expense	$3,258	$(4,471)	$(1,213)

Increase in net interest income			$6,346

Non-interest Income

     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges and commissions on force placed insurance. Such revenue increased $0.6 million to $3.0 million compared to $2.7 million, or 11.1%. Loan servicing fees increased $0.4 million to $2.4 million compared to $2.0 million, or 22.5%. The average serviced loan portfolio on which servicing fees are collected increased approximately $95.4 million or 8.2% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The weighted average service fee rate increased approximately .09%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Losses

     We maintain an allowance for credit losses to cover inherent losses that can be reasonably estimated for loan receivables held on our balance sheet. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet and historical loss trends. We also maintain a recourse liability to cover inherent losses that can be reasonably estimated on loans that we have sold in a true sale transaction but the terms of the sale included recourse provisions.

     The provision for credit losses and recourse reserves increased $0.3 million to $1.5 million compared to $1.2 million, or 25.0%. The increase resulted from higher outstanding principal from new loan originations offset by loans charged off. Total net chargeoffs increased to $2.3 million with $1.2 million being charged to the allowance for credit losses and $1.1 million being charged to the recourse liability, compared to total net chargeoffs of $2.1 million, with $1.1 million being charged to the allowance for credit losses and $1.0 million being charged to the recourse liability. As a percentage of average outstanding principal balance (including $59.3 million and $88.6 million in average principal balance of loans sold with recourse for the quarters ended June 30, 2004 and 2003, respectively) total net chargeoffs on an annualized basis decreased to 1.8% compared to 2.3%. We expect net chargeoffs as a percentage of average outstanding principal balance to decrease in the future due to the higher credit quality of loans originated in years 2002 through 2004 versus that of loans originated in years 2000 and 2001 and also because the life of the loans we have sold with recourse extend beyond the peak loss periods in a normal loan life cycle.

Non-interest Expenses

     Personnel expenses increased approximately $0.1 million or 2.1% to $4.9 million compared to $4.8 million. The increase is primarily related to an increase in the number of full time employees. The increase in the number of full time employees is partially offset by an approximate $0.1 million decrease in the use of temporary employees for the comparable quarters.

     Loan origination and servicing expenses decreased to $246,000 compared to $298,000, or approximately 17.4%. The decrease is primarily a result of a decrease in repossession expenses resulting from the consolidation and streamlining of much of our repossession operations in our Fort Worth offices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased approximately $0.7 million to $1.6 compared to $2.3 million, approximately 30.4%.

     Occupancy and equipment, office expense and telephone expense increased a total of approximately $22,000 to $990,000 compared to approximately $968,000, or 2.3%. Professional fees decreased $904,000 to $89,000 compared to $993,000. The primary reason for the decrease related to a reduction in the use of outside professional services. Travel and entertainment expenses increased approximately $18,000 or 5.6% to $341,000 compared to $323,000. Miscellaneous expenses increased approximately $260,000 to $294,000 compared to $34,000. The increase was primarily the result of an increase of approximately $213,000 in director and officer liability insurance and director fees which were $222,000 compared to $9,000. Such increases are a direct result of the additional costs incurred related to our formation as a REIT in October 2003 and our status as a publicly traded company.

Comparison of the six months ended June 30, 2004 and 2003.

Net Income

     Net income increased $11.0 million to $2.3 million for the six months ended June 30, 2004 compared to a net loss of $8.7 million for the six months ended June 30, 2003. The increase is the result of an increase of $8.5 million in net interest income after loan losses, an increase of $0.8 million in non interest income and a decrease in non interest expenses of $1.7 million as described in more detail below.

Interest Income

     Interest income increased $9.2 million or 90.2% to approximately $19.4 million compared to approximately $10.2 million. This increase resulted primarily from an increase of $232.2 million or 110.2% in average interest earning assets. The increase in interest income was lower than the increase in average interest earning assets due primarily to a positive change in the credit quality of the loan portfolio for the period. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate on the loan portfolio was 9.1% compared to 9.7%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Interest expense decreased $0.9 million to $6.3 million compared to $7.2 million, or 12.5%. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $90.2 million to $308.0 compared to $217.8 million, or 41.4%. The increase in average outstanding debt on our loan funding facilities was partially offset by a decrease in average interest rate on total debt outstanding which was 3.91% compared to 5.92%. The higher average rate for the six months ended June 30, 2003 was due to the fact that prior to the private placement of our common stock we had to rely partially on a higher-cost fixed rate facility to fund our new originations.

     The following table presents information relative to the average balances and interest rates for the six months ended June 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$408,327	$18,552	9.09%	$209,010	$10,173	9.73%
Investment securities	20,214	762	7.54%	—	—	—
Other	14,376	80	1.11%	1,685	32	3.80%

Total	$442,917	$19,394	8.76%	$210,695	$10,205	9.69%

Interest bearing liabilities:
Loan funding facilities	$308,014	$6,161	4.00%	$217,785	$6,506	5.97%
Repurchase agreement — investment securities	13,919	126	1.81%	—	—	—
Notes payable — servicing advances	1,348	28	4.15%	1,320	35	5.30%
Other	—	—	—	23,749	652	5.49%

Total	$323,281	$6,315	3.91%	$242,854	$7,193	5.92%

Net interest income and interest rate spread		$13,079	4.85%		$3,012	3.77%

Net yield on average interest earning assets			5.91%			2.86%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$9,056	$(677)	$8,379
Investment securities	762	—	762
Other	71	(23)	48

Total interest income	$9,889	$(700)	$9,189

Interest bearing liabilities:
Loan funding facilities	$1,805	$(2,150)	$(345)
Repurchase agreement — investment securities	134	(8)	126
Notes payable — servicing advances	645	(652)	(7)
Other	1,797	(2,449)	(652)

Total interest expense	$4,381	$(5,259)	$(878)

Increase in net interest income			$10,067

Non-interest Income

      Total non-interest income increased $0.8 million to $5.9 million compared to $5.1 million, or 15.7%. Loan servicing fees increased $1.3 million to $4.9 million compared to $3.6 million, or 36.1%. The average serviced loan portfolio on which servicing fees are collected increased approximately $78.7 million or 6.7%. The weighted average service fee rate increased approximately ..09% as our “serviced for others” portfolio, which has lower than average servicing rates, continues to pay down and as we add servicing from securitizations at higher than our average servicing portfolio rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Losses

     The provision for credit losses and recourse reserves increased $1.6 million to $3.4 million compared to $1.8 million, or 88.9%. The increase resulted from both an increase in outstanding principal due to new loan originations and the amount of loans charged off. Total net chargeoffs increased to $5.6 million with $2.5 million being charged to the allowance for credit losses and $3.1 million being charged to the recourse liability, compared to total net chargeoffs of $3.9 million, with $1.6 million being charged to the allowance for credit losses and $2.3 million being charged to the recourse liability. As a percentage of average outstanding principal balance (including $66.2 million and $89.9 million in average principal balance of loans sold with recourse for the six months ended June 30, 2004 and 2003, respectively) total net chargeoffs on an annualized basis decreased to 2.4% compared to 2.6%. We expect net chargeoffs as a percentage of average outstanding principal balance to decrease in the future due to the higher credit quality of loans originated in years 2002 through 2004 versus that of loans originated in years 2000 and 2001 and also because the life of the loans we have sold with recourse extend beyond the peak loss periods in a normal loan life cycle.

Non-interest Expenses

     Personnel expenses increased approximately $0.3 million to $9.3 million compared to $9.0 million, or 3.33% primarily related to a slight increase in the number of full time employees. The increase in the number of full time employees is partially offset by an approximate $0.2 million decrease in the use of temporary employees. During June and July of 2004, we hired 10 former employees of Chase Home Finance – Manufactured Housing (“Chase”). In May 2004 Chase had announced they were exiting the manufactured housing lending business. While the impact on non-interest expenses was negligible for the second quarter 2004, on an annualized basis the cost will be approximately $1.5 million

     Loan origination and servicing expenses decreased slightly to $598,000 compared to $610,000, or approximately 2.0%. The decrease is primarily a result of a decrease in repossession expenses resulting from the consolidation and streamlining of much of our repossession operations in our Fort Worth offices.

     Other operating expenses decreased approximately $0.9 million to $3.2 compared to $4.1 million, or approximately 21.9% the details of which are discussed below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Occupancy and equipment, office expense and telephone expense decreased a total of approximately $0.2 million to $2.0 million compared to approximately $2.2 million, or 11.2% primarily as a result of consolidating the functions performed in our Ohio office and by relocating our corporate offices from Birmingham, Michigan to Southfield, Michigan in April 2003. Professional fees decreased $1.0 million to $0.2 million, or 83.3% compared to $1.2 million primarily as a result of the reduction in the use of outside professionals. Travel and entertainment expenses decreased approximately $139,000 or 18.7% to $605,000 compared to $744,000. Miscellaneous expenses increased approximately $517,000 to $563,000 compared to $46,000. The increase was primarily the result of an increase of approximately $463,000 in director and officer liability insurance and director fees which were $485,000 compared to $22,000. Such increases are a direct result of the additional costs incurred related to our formation as a REIT in October 2003.

Receivable Portfolio and Asset Quality

     Net loans receivable outstanding increased 23.7% to $455.8 million at June 30, 2004 compared to $368.5 million at December 31, 2003. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured homes and in some instances real estate.

     New loan originations for the quarter ended June 30, 2004 increased 43.0% to $60.4 million compared to $42.3 million for the quarter ended June 30, 2003. The increase was due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. For the quarter ended 2004 our loan volume was negatively affected by the exit of Chase, as they funded out their pipeline through the end of June 2004. Although, we did receive a large increase in loan applications, as many loan sources moved to find a replacement lender for Chase.

     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	June 30,	December 31,
	2004	2003
Principal balance loans receivable	$465,297	$380,174
Number of loans receivable	11,088	9,154
Average loan balance	$42	$42
Weighted average loan coupon (a)	10.05%	10.23%
Weighted average initial term	21 years	22 years

(a) The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Delinquency statistics for the manufactured home loan portfolio are as follows (dollars in thousands):

	June 30, 2004			December 31, 2003
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	169	$6,287	1.4%	193	$7,068	1.9%
61-90	79	2,919	0.6%	83	2,943	0.8%
Greater than 90	147	6,157	1.3%	158	6,575	1.7%

     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and six months ended June 30, 2004 the average outstanding principal balance of non-performing loans was approximately $6.0 million and $6.4 million, respectively compared to $4.1 million and $4.0 million for the three and six months ended June 30, 2003. Non-performing loans as a percentage of average loan receivables were 1.4% and 1.6%, respectively for the three and six months ended June 30, 2004 compared to 1.9% for both the three and six months ended June 30, 2003, primarily as a result of higher average balances and improved credit quality in the loan portfolio in 2004.

     The allowance for credit losses was $4.5 million at June 30, 2004 compared to $3.6 million at December 31, 2003. The increase in the allowance for credit losses is primarily due to a higher loan portfolio balance offset by chargeoffs. The allowance for credit losses as a percentage of net loans receivable was approximately 1.0% at June 30, 2004 and December 31, 2003. Net chargeoffs were $2.3 million and $5.6 million for the three and six months ended June 30, 2004, respectively compared to $2.1 million and $3.9 million for the three and six months ended June 30, 2003, respectively. Based on the analysis we performed related to the allowance for credit losses as described above under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover inherent losses in our loan portfolio that can be reasonably estimated.

     Our asset quality statistics for the first and second quarters of 2004 reflect improving conditions in the economy and the industry. They also reflect the improving underwriting and origination practices we put into place in 2002. Continued improvement in delinquency statistics are expected to result in lower levels of non-performing assets and net charge-offs. Lower levels of non-performing assets and net chargeoffs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     We require capital to fund our loan originations, acquire manufactured home loans originated by third parties and expand our loan servicing operations. At June 30, 2004, we had approximately $14.5 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and loan sales and securitizations.

     Cash used in operating activities during the six months ended June 30, 2004, totaled $93.3 million versus $75.0 million for the six months ended June 30, 2003. Cash used to originate loans increased 39.4%, or $34.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Principal collections on loans held for sale totaled $30.7 million for the six months ended June 30, 2004 as compared to $16.9 million for the six months ended June 30, 2003, an increase of $13.8 million, or 81.7%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $408.3 million for the six months ended June 30, 2004 compared to $211.8 million for the six months ended June 30, 2003 in addition to improved credit quality and decreased delinquency.

     Cash used in investing activities was $34.5 million in the six months ended June 30, 2004 versus $0.7 million for the six months ended June 30, 2003. The primary reason for the increase in the use of cash was the purchase of a $32.0 million asset backed security and a $3.1 million asset backed security. The securities are collateralized by manufactured home loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033 and December 28, 2033 and effective yields of 6.88% and 7.88%, respectively.

     The primary sources of cash during the six months ended June 30, 2004 were approximately $200.0 million in net proceeds from a securitized financing transaction we completed in February 2004 and approximately $62.9 million from the issuance of our common stock. Proceeds from the securitization and from the issuance of common stock were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup and fund new loan originations.

     On February 11, 2004, we completed a securitized financing transaction for approximately $240.0 million of loans, which was funded by issuing bonds in the approximate amount of $200 million, at a duration weighted average interest cost of 5.13%. We structured the transaction to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. The outstanding balance of the 2004-A Notes issued was approximately $183.4 million at June 30, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We currently have a loan funding facility with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and revised in November 2003 to split the loans into two pools, one under a note due in April 2004 and one under a note due in November 2004, we pledge loans as collateral and in turn are advanced funds. On March 30, 2004 the terms of the agreement were modified by segregating the pledged loans into three separate pools designated 2004-1A, 2004-1B and 2004-1C. The maximum advance amount on 2004-1A (for new loan production) was set at $170.0 million, the fixed advance amount on 2004-1B (for loans originated in 2003) was set at approximately $71.6 million and the maximum amount on 2004-1C (for loans acquired from third parties) was set at $150.0 million. The modification added a stratified advance rate for each pool and reduced the stated interest rate on all three pools. Additionally, the maturity date was fixed on 2004-1A at March 29, 2005, on 2004-1B at November 16, 2004 and on 2004-1C at March 28, 2006. At June 31, 2004 the outstanding balance on the notes issued under the facility was approximately $131.0 million.

     We currently are entered into two separate repurchase agreements with Citigroup Global Markets, Inc. for the purpose of financing the purchase of investments in two asset backed securities with principal balances of $32.0 million and $3.1 million, respectively. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase the interests at a predetermined future date at the principal amount sold plus an interest component. The securities were financed at an amount equal to 75% of the current market value as determined by Citigroup. At June 30, 2004 the repurchase agreements had outstanding principal balances of approximately $19.6 million and $1.9 million, respectively and maturity dates of July 28, 2004 and July 6, 2004, respectively. The annual interest rates on the agreements are equal to LIBOR plus a spread.

     We currently have a revolving credit facility with Bank One. Under the terms of the facility we can borrow up to $7 million for the purpose of funding required principal and interest advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers. The outstanding balance under the facility accrues interest at the bank’s prime rate. To secure the loan, we have granted the bank a security interest in substantially all of our assets excluding securitized loans. The facility terminates on December 31, 2004. At June 30, 2004 there was no balance outstanding on this facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to borrowings under our credit facilities, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of June 30, 2004:

		Less than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter
Notes payable – Citigroup (1)	$130,989	$96,351	$34,638	$—	$—
Notes payable – 2004 A securitization (2)	183,406	2,506	10,179	6,960	163,761
Repurchase agreement (3)	21,554	21,554	—	—	—
Notes payable – servicing advances (4)	—	—	—	—	—
Operating leases	2,687	870	1,697	120	—

Total Contractual Obligations	$338,636	$121,281	$46,514	$7,080	$163,761

(1)	Origen Financial L.L.C. and Origen Securitization Company, LLC are borrowers under the short-term securitization facility with Citigroup.

(2)	Origen Financial L.L.C. through a special purpose entity Origen Manufactured Housing Trust 2004-A, is the issuer of the notes payable under the 2004 – A securitization.

(3)	Origen Financial L.L.C. is the borrower under the Citigroup repurchase agreement.

(4)	Origen Financial L.L.C. is the borrower under the Bank One line of credit.

     In May 2004 we completed an initial public offering of our common stock. In June 2004, the underwriters for the offering purchased additional shares by exercising their over allotment option. Aggregate net proceeds from these transactions were approximately $62.9 million after discount and expenses, which were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup and fund new loan originations. The net proceeds from this offering, cash generated from operations and borrowings under our Citigroup facility will enable us to meet our liquidity needs for approximately 12 months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If adverse market conditions require or if loan purchase opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock sooner than anticipated.

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

     These same risks also affect our ability to securitize loans. Continued access to the securitization market is very important to our business. Numerous factors affect our ability to complete a successful securitization, including factors beyond our control. These include general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt. When these factors are unfavorable our ability to successfully complete securitization transactions is impeded and our liquidity and capital resources are affected negatively. There can be no assurance that current favorable conditions will continue or that unfavorable conditions will not return.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.

     Our variable rate debt totaled $152.5 million and $183.1 million at June 30, 2004 and June 30, 2003, respectively, under which we paid interest at various LIBOR rates plus a spread. If LIBOR increased or decreased by 1.0% during the six months ended June 30, 2004 and 2003, we believe our interest expense would have increased or decreased by approximately $814,000 and $381,800, respectively based on the $185.7 million and $160.1 million average balance outstanding under our variable rate debt facilities for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase or decrease in interest expense related to an increase or decrease in LIBOR is mitigated somewhat due to the fact that our average variable rate debt outstanding for the six months ended June 30, 2004 and 2003 was hedged for portions of the periods through the use of interest rate swap agreements with average notional amounts of $173.4 million and $165.9 million, respectively thus minimizing the effect of changes in the benchmark LIBOR rate. We had no variable rate interest earning assets outstanding during the six months ended June 30, 2004 or 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table shows the contractual maturity dates of our assets and liabilities at June 30, 2004. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings.

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years	Total
Assets
Cash and equivalents	$14,540	$—	$—	$—	$14,540
Restricted cash	6,531	—	—	—	6,531
Loans receivable, net of allowance for loss	1,875	5,916	53,126	394,899	455,816
Investments	—	—	—	34,658	34,658
Furniture, fixtures and equipment, net	181	567	1,520	—	2,268
Goodwill	—	—	—	32,277	32,277
Other assets	9,919	7,558	6,881	2,685	27,043

Total assets	$33,046	$14,041	$61,527	$464,519	$573,133

Liabilities and Stockholders’ Equity
Warehouse financing	$431	$95,920	$34,638	$—	$130,989
Securitization financing	603	1,903	17,139	163,761	183,406
Repurchase agreements	21,554	—	—	—	21,554
Notes payable — servicing advances	—	—	—	—	—
Recourse liability	589	1,326	2,722	1,041	5,678
Other liabilities	12,847	403	—	609	13,859

Total liabilities	36,024	99,552	54,499	165,411	355,486

Preferred stock	—	—	—	125	125
Common stock	—	—	—	251	251
Paid-in-capital	—	—	—	218,714	218,714
Accumulated other comprehensive loss	—	—	—	—	—
Unearned stock compensation	(477)	(1,911)	(1,173)	—	(3,561)
Retained Earnings	—	—	—	2,118	2,118

Total stockholders’ equity	(477)	(1,911)	(1,173)	221,208	217,647

Total liabilities and stockholders’ equity	$35,547	$97,641	$53,326	$386,619	$573,133

Interest sensitivity gap	$(2,501)	$(83,600)	$8,201	$77,900
Cumulative interest sensitivity gap	$(2,501)	$(86,101)	$(77,900)	$—
Cumulative interest sensitivity gap to total earning assets	(0.44%)	(15.02%)	(13.59%)	—

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

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at June 30, 2004.

	Contractual Maturity
							Total
	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(Dollars in thousands)
Interest sensitive assets:
Loans receivable	$3,798	$9,638	$9,205	$10,174	$11,245	$411,756	$455,816
Average interest rate	10.05%	10.05%	10.05%	10.05%	10.05%	10.05%	10.05%
Interest bearing deposits	16,754	—	—	—	—	—	16,754
Average interest rates	1.19%	—	—	—	—	—	1.19%
Loan sale proceeds receivable	207	359	302	258	223	1,224	2,573
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	34,658	34,658
Average interest rate	—	—	—	—	—	6.97%	6.97%
Residual interests	—	—	—	—	—	749	749
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$20,759	$9,997	$9,507	$10,432	$11,468	$448,387	$510,550

Interest sensitive liabilities:
Borrowings:
Warehouse financing	67,887	28,857	36,245	—	—	—	130,989
Average interest rate	3.69%	3.69%	3.69%	—	—	—	3.69%
Securitization financing	1,855	2,703	2,990	3,308	3,660	168,890	183,406
Average interest rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Repurchase agreements	21,554	—	—	—	—	—	21,554
Average interest rate	1.79%	—	—	—	—	—	1.79%
Recourse liability	929	1,532	897	538	355	1,427	5,678
Average interest rate	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%

Total interest sensitive liabilities	$92,225	$33,092	$38,132	$3,846	$4,015	$170,317	$341,627

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

(b)	There have been no significant changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. – Changes in Securities and Use of Proceeds

(a)	In May 2004, we completed an initial public offering of 8,000,000 shares common stock, $0.01 par value at an offering price of $8.00 per share. Lehman Brothers Inc. was the managing underwriter of the offering, and Credit Suisse First Boston LLC and Flagstone Securities, LLC were co-managers of the offering. In June 2004, the underwriters purchased an additional 625,900 shares of common stock at the initial offering price of $8.00 per share pursuant to their over-allotment option. Our registration statement was declared effective by the SEC on May 5, 2004 (Registration No. 333-112516). We received aggregate gross offering proceeds of $69.0 million from these transactions and paid aggregate underwriting commissions of $4.8 million. Aggregate other offering costs paid totaled $1.3 million. Net offering proceeds after deducting underwriting commissions and other offering costs was $62.9 million. We used approximately $52.0 million of the net proceeds of this offering to repay a portion of the short-term borrowings incurred under our Citigroup financing arrangement. We have used the remainder of the net offering proceeds to fund manufactured home loans in the ordinary course of our business.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

     (b) Reports of Form 8-K:

a.	Form 8-K, dated June 3, 2004 furnished for the purpose of reporting, under Item 12 — Results of Operations and Financial Condition, the Company’s 2004 first quarter earnings and results of operations.

b.	Form 8-K, dated June 10, 2004 furnished for the purpose of reporting, under Item 5 – Other Events, the Company’s announcement of the exercise of the over-allotment option granted to the underwriters of the Company’s initial public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004

ORIGEN FINANCIAL, INC.
BY:	/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief
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