Form 10-Q
period 2004-09-30
ORIGEN FINANCIAL INC
filed 2004-11-15
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________

COMMISSION FILE NUMBER 000-50721

Origen Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0145649
(State of Incorporation)	(I.R.S. Employer Identification No.)

27777 Franklin Rd.
Suite 1700
Southfield, MI	48034
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 746-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of November 10, 2004: 25,228,150

Origen Financial, Inc.

Part I

Item 1. Financial Statements

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

September 30, 2004 and December 31, 2003

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Assets
Cash and equivalents	$37,336	$6,926
Restricted cash	7,821	6,017
Loans receivable, net of allowance for losses of $4,693 and $3,614, respectively	519,873	368,509
Investments held to maturity	37,212	—
Furniture, fixtures and equipment, net	2,169	2,476
Goodwill	32,277	32,277
Other assets	29,962	28,337

Total assets	$666,650	$444,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$62,882	$273,404
Securitization financing	342,968	—
Repurchase agreements	21,552	—
Notes payable – servicing advances	—	4,037
Recourse liability	4,750	8,740
Other liabilities	16,472	15,572

Total liabilities	448,624	301,753

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 and -0- shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	125	—
Common stock, $.01 par value, 125,000,000 shares authorized; 25,230,150 and 15,060,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	252	152
Additional paid-in-capital	219,100	143,289
Accumulated other comprehensive loss	—	(20)
Unearned stock compensation	(3,754)	(1,114)
Retained earnings	2,303	482

Total stockholders’ equity	218,026	142,789

Total liabilities and stockholders’ equity	$666,650	$444,542

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except share data)

For the periods ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income
Total interest income	$11,483	$5,785	$30,877	$15,990
Total interest expense	3,723	5,397	10,037	12,590

Net interest income before loan losses	7,760	388	20,840	3,400
Provision for credit losses and recourse liability	1,500	2,910	4,922	4,748

Net interest income (loss) after loan losses	6,260	(2,522)	15,918	(1,348)
Non-interest income	2,976	1,969	8,870	7,088
Non-interest Expenses
Personnel	5,206	7,002	14,523	16,026
Loan origination and servicing	334	312	932	922
Write down of residual interest	—	3,804	—	5,084
State business taxes	13	14	176	18
Other operating	1,992	3,156	5,166	7,217

Total non-interest expense	7,545	14,288	20,797	29,267

NET INCOME (LOSS)	$1,691	$(14,841)	$3,991	$(23,527)

Weighted average common shares outstanding	24,726,729	N/A	20,347,128	N/A

Weighted average common shares outstanding, diluted	25,028,922	N/A	20,580,491	N/A

Earnings per common share:
Basic	$0.07	N/A	$0.20	N/A

Diluted	$0.07	N/A	$0.19	N/A

Common dividends declared	$0.06	N/A	$0.10	N/A

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Loss)
(Unaudited)
(In thousands)

For the periods ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$1,691	$(14,842)	$3,991	$(23,527)
Unrealized gain (loss) on interest rate swaps	—	88	20	(321)

Comprehensive income (loss)	$1,691	$(14,754)	$4,011	$(23,848)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

For the nine months ended September 30

	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$3,991	$(23,527)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	4,922	4,748
Impairment of residual interest	—	5,084
Depreciation and amortization	4,172	2,852
Originations of loans held for sale	(203,397)	(128,156)
Principal collections on loans	46,375	22,453
Increase in other assets	(15,131)	(7,819)
Increase in accounts payable and other liabilities	(2,495)	5,208

Net cash used in operating activities	(161,563)	(119,157)
Cash Flows From Investing Activities
Purchase of investment securities	(36,697)	—
Capital expenditures	(286)	(867)

Net cash used in investing activities	(36,983)	(867)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	95	—
Net proceeds from issuance of common stock	73,301
Proceeds from minority interest investment	—	43,955
Proceeds from sale of repossessed homes	7,780	4,196
Dividends paid	(2,170)	—
Proceeds from warehouse and securitization financing	687,445	558,913
Repayment of warehouse and securitization financing	(533,458)	(486,593)
Net change in notes payable — servicing advances	(4,037)	(191)

Net cash provided by financing activities	228,956	120,280

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,410	256
Cash and cash equivalents, beginning of period	6,926	257

Cash and cash equivalents, end of period	$37,336	$513

Supplemental disclosures of cash flow information:
Interest paid	$9,779	$4,007
Non cash financing activities:
Restricted common stock issued as unearned compensation	$3,918	$—

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

These unaudited consolidated financial statements of Origen Financial, Inc., a Delaware corporation (the “Company”) at September 30, 2004 and for its predecessor Origen Financial, L.L.C. for the three and nine months ended September 30, 2003, have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2003, included in the Company’s Registration Statement on Form S-11 (Registration No. 333-112516) filed May 5, 2004 with respect to its initial public offering. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The results of operations for the three months and nine months ended September 30, 2003 are those of Origen Financial, Inc.’s predecessor company, Origen Financial, L.L.C. Origen Financial L.L.C. relied heavily on high cost short-term borrowings to fund day-to-day operations due to a lack of significant permanent capital. This lack of capital combined with losses incurred from underperforming loans originated prior to year 2002 (referred to as “legacy” loans), resulted in significant net operating losses prior to the commencement of the Company’s operations.

Note B — Per Share Data

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation at September 30, 2004 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,691	$(14,841)	$3,991	$(23,527)
Preferred stock dividends	(4)	—	(12)	—

Income (loss) available to common shareholders	$1,687	$(14,841)	$3,979	$(23,527)

Denominator:
Weighted average common shares for basic EPS	24,727	N/A	20,347	N/A
Effect of dilutive securities:
Restricted stock awards	302	N/A	233	N/A

Weighted average common shares for diluted EPS	25,029	N/A	20,580	N/A

Basic EPS	$0.07	N/A	$0.20	N/A

Diluted EPS	$0.07	N/A	$0.19	N/A

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note C — Stock Options

The Company has elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Accordingly, since all options were granted at a fixed price not less than the fair market value of the Company’s common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting For Stock Based Compensation”, the pro forma effects on the Company’s net income and earnings per share would be as follows for the periods ended September 30, 2004 (in thousands except income per share):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004
Net income available to common shareholders	$1,687	$3,979
Stock option compensation cost	(3)	(9)

Pro forma net income available to common shareholders	$1,684	$3,970

Basic income per share as reported	$0.07	$0.20
Stock option compensation cost	—	—

Pro forma basic income per share	$0.07	$0.20

Diluted income per share as reported	$0.07	$0.19
Stock option compensation cost	—	—

Pro forma diluted income per share	$0.07	$0.19

Note D — Investments

The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. At September 30, 2004 the Company’s investments consisted of three asset backed securities with principal amounts of $32.0 million, $3.1 million and $5.2 million. The securities are collateralized by manufactured home loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. The securities are carried on the Company’s balance sheet at amortized cost of $37.2 million which approximates their market value at September 30, 2004.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note E — Allowance for Credit Losses and Recourse Liability

The allowance for credit losses and related additions and deductions to the allowance were as follows for the periods ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$4,547	$2,914	$3,614	$2,743
Provision for loan losses	1,500	2,909	4,922	4,748
Transfers from recourse liability	928	727	3,990	2,997
Gross chargeoffs	(4,531)	(3,635)	(14,253)	(10,624)
Recoveries	2,249	1,600	6,420	4,651

Balance at end of period	$4,693	$4,515	$4,693	$4,515

The recourse liability and related additions and transfers out of the recourse liability were as follows for the periods ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$5,678	$10,426	$8,740	$13,320
Reimbursements for losses per recourse agreements	—	—	—	(624)
Transfers to allowance for credit losses	(928)	(727)	(3,990)	(2,997)

Balance at end of period	$4,750	$9,699	$4,750	$9,699

Note F — Loan Securitizations

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

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note F — Loan Securitizations (Continued)

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

On September 29, 2004, the Company completed a second securitized financing transaction for approximately $200.0 million of loans, which was funded by issuing bonds in the approximate amount of $169.0 million, at a duration weighted average interest cost of 5.41%. The transaction was also structured to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. Net proceeds from the transaction totaled approximately $168.2 million, of which approximately $143.6 million was used to reduce the aggregate balances of the notes outstanding under the Company’s short-term securitization facility.

Total principal balance of loans serviced that the Company has securitized and accounted for as a sale at September 30, 2004 was approximately $183.3 million. Delinquency statistics (including repossessed inventory) on those loans are as follows at September 30, 2004 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	124	$5,005	2.7%
61-90	63	2,610	1.4%
Greater than 90	217	9,830	5.4%

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note F — Loan Securitizations (Continued)

The Company assesses the carrying value of the residual interests and servicing assets for impairment on a monthly basis. There can be no assurance that the Company’s estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company’s estimates, the carrying value of the Company’s residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity. The Company’s residual interest balance was approximately $749,000 and the servicing asset was approximately $1.5 million at September 30, 2004.

Note G — Debt

Total debt outstanding was as follows (in thousands):

	September 30,	December 31,
	2004	2003
Warehouse financing	$84,434	$273,404
Securitization financing	342,968	—
Notes payable — servicing advances	—	4,037

	$427,402	$277,441

Notes Payable — Citigroup - The Company through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility with Citigroup Global Markets Realty Corp. (“Citigroup”) (formerly Salomon Brothers Realty Corporation). Under terms of the facility, originally entered into in March 2003 and revised in November 2003, the Company is advanced funds and in turn pledges as collateral manufactured home loans. On March 30, 2004 the terms of the agreement were modified by segregating the pledged loans into three separate pools designated 2004-1A, 2004-1B and 2004-1C. The maximum advance amount on 2004-1A (for new loan production) was set at $170.0 million, the fixed advance amount on 2004-1B (for loans originated in 2003) was set at approximately $71.6 million and the maximum amount on 2004-1C (for loans acquired from third parties) was set at $150.0 million. The modification added a stratified advance rate for each pool and reduced the stated interest rate on all three pools. The annual interest rate on the pools is a variable rate equal to LIBOR plus a spread. Additionally, the maturity date was fixed on 2004-1A at March 29, 2005, on 2004-1B at November 16, 2004 and on 2004-1C at March 28, 2006.

On September 30, 2004, the advance rate was 84.0% of the eligible principal balance of the manufactured home loans pledged to 2004-1A, 78.5% of the eligible principal balance of the manufactured home loans pledged to 2004-1B and 72.6% of the eligible principal balance of the manufactured home loans pledged to 2004-1C and the outstanding advance amounts were approximately $26.9 million on 2004-1A, $10.6 million on 2004-1B and $25.4 million on 2004-1C, for a total of $62.9 million.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G — Debt (Continued)

Repurchase Agreements — The Company has entered into two repurchase agreements with Citigroup for the purpose of financing the purchase of investments in two asset backed securities with principal balances of $32.0 million and $3.1 million, respectively. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are sold at an amount equal to 75% of their current market value as determined by Citigroup. The sales are accounted for as financings for accounting purposes. At September 30, 2004 the repurchase agreements had outstanding principal balances of approximately $19.6 million and $1.9 million, annual interest rates equal to LIBOR plus a spread and maturity dates of October 28, 2004 and October 6, 2004, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire.

Notes Payable — 2004-A Securitization — On February 11, 2004, the Company completed a securitization of approximately $240.0 million in principal balance of manufactured home loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Trust 2004-A issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration weighted average rate of approximately 5.13%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. At September 30, 2004 the outstanding balance of the notes was approximately $176.1 million.

Notes Payable — 2004-B Securitization — On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured home loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Trust 2004-B issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration weighted average rate of approximately 5.26%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and class B-1 notes. At September 30, 2004 the aggregate outstanding balance of the 2004-B securitization notes was approximately $166.8 million.

Notes Payable — Servicing Advances — The Company currently has a revolving credit facility with Bank One, NA. Under the terms of the facility the Company can borrow up to $7.0 million for the purpose of funding required principal and interest advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured home loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan from Bank One, the Company has granted Bank One a security interest in substantially all its assets (excluding securitized assets). The facility has a termination date of December 31, 2004. At September 30, 2004 there was no outstanding balance on this facility.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G — Debt (Continued)

The average balance and average interest rate of outstanding debt was as follows (dollars in thousands):

	September 30, 2004		December 31, 2003
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Notes payable – Citigroup	$160,698	3.8%	$250,935	4.2%
Notes payable – 2004-A securitization	159,764	4.3%	—	—
Notes payable – 2004-B securitization	1,225	4.8%
Repurchase agreements	16,483	2.1%	2,699	4.4%
Note payable — servicing advances	739	6.2%	—	—

Note H — Equity Incentive Plan

The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s stock option plan, and options generally vest over a two-year period. As of September 30, 2004, 276,000 options were outstanding under the plan at an exercise price of $10.00.

The Company has adopted the disclosure requirements of SFAS 123. Accordingly, the fair value of each option granted in 2004 was estimated using the Cox, Ross & Rubenstein binomial option-pricing model based on the assumptions stated below:

Estimated weighted average fair value per share of options granted	$0.40
Assumptions:
Annualized dividend yield	12.00%
Common stock price volatility	15.00%
Weighted average risk free rate of return	4.00%
Weighted average expected option term (in years)	5.0

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note I — Stockholders’ Equity

Effective January 1, 2004, the Company sold 125 shares of its Series A Cumulative Redeemable Preferred Stock directly to 125 investors at a per share price of $1,000.00. The transaction resulted in net proceeds to the company of $95,000. These shares pay dividends semi-annually in June and December at an annual rate of 12.5%.

On February 4, 2004, the Company completed a private placement of 1,000,000 shares of its common stock to one institutional investor. The offering price was $10.00 per share, which provided approximate net proceeds to the Company of $9.4 million.

On January 29, 2004, March 23, 2004 and August 5, 2004 the Company issued 207,000, 113,000 and 111,750 restricted stock awards, respectively, to certain officers and employees. The stock awards issued on January 29, 2004 and March 23, 2004 were issued at $10.00 per share and the stock awards issued on August 5, 2004 were issued at $7.50 per share. The stock awards are being amortized over their estimated service period. Compensation cost recognized for the restricted stock awards was $0.6 million and $1.4 million for the three and nine months ended September 30, 2004, respectively.

On May 6, 2004, the Company completed an initial public offering of 8.0 million shares of its common stock. In June 2004 the underwriters of the initial public offering purchased an additional 625,900 shares of the Company’s common stock pursuant to an underwriter’s over-allotment option. Net proceeds from these transactions were $62.9 million after discount and expenses, which were used primarily to pay down the aggregate balances of the notes outstanding under the Company’s loan funding facility with Citigroup and fund new loan originations.

On July 22, 2004, the Company declared a dividend of $0.06 per common share payable to holders of record as of August 2, 2004. On August 30, 2004 those dividends were paid and totaled approximately $1.5 million.

Note J — Subsequent Events

On November 12, 2004 the Company declared a dividend of $0.25 per common share payable to holders of record as of November 22, 2004.

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

Overview

     On October 8, 2003, we began operations upon the completion of a private placement of $150 million of our common stock to certain institutional and accredited investors. On February 4, 2004, we completed another private placement of $10 million of our common stock to one institutional investor. In connection with and as a condition to the October 2003 private placement, we acquired all of the equity interests of Origen Financial L.L.C. We also took steps to qualify the Company as a REIT. Currently, most of our operations are conducted through Origen Financial L.L.C., which is our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The results of operations for the three months and nine months ended September 30, 2003 used for comparison purposes in this discussion and analysis of financial condition and results of operations are those of our predecessor company Origen Financial, L.L.C. Origen Financial L.L.C. relied heavily on high cost short-term borrowings to fund day-to- day operations due to a lack of significant permanent capital. This lack of capital combined with losses incurred from underperforming loans originated prior to year 2002 (referred to as “legacy” loans), resulted in significant net operating losses prior to the commencement of our operations.

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

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Transfers of Financial Assets: We engage in securitizations and whole loan sales of our manufactured home loan receivables. Securitizations may take the form of a loan sale or a financing. We structured all loan securitizations occurring before 2003 as loan sales and all loan securitizations in 2003 and 2004 as financings for accounting purposes. In the future, we intend to structure and account for our securitizations as financings. When a loan securitization is structured as a financing, the financed asset remains on our books along with the recorded liability that evidences the financing. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An appropriate allowance for credit losses is maintained on the loans. When a loan securitization is structured as a loan sale, any gains and losses are recognized in the consolidated statements of operations when control of the transferred financial asset is relinquished by the seller. In accordance with Statement of Financial Accounting Standards No. 140 “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” certain assets and income are recorded based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans. At the time of the sale these amounts are estimated based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and such amounts are capitalized using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as retained interests in loans sold and securitized and capitalized servicing rights. We assess the carrying value of any retained interests for impairment on a monthly basis. Any subsequent changes in fair value of the retained interests are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. There can be no assurance that our estimates used to determine the value of retained interests and the servicing asset valuations will remain appropriate for the life of the securitization.

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

Results of Operations

Comparison of the three months ended September 30, 2004 and 2003.

Net Income

     Net income increased $16.5 million to $1.7 million for the three months ended September 30, 2004 compared to a net loss of $14.8 million for the three months ended September 30, 2003. The increase is the result of an increase of $8.9 million in net interest income after loan losses, an increase of $0.9 million in non interest income and a decrease in non interest expenses of $6.7 million as described in more detail below.

Interest Income

     Interest income increased 98.3% to approximately $11.5 million compared to approximately $5.8 million. This increase resulted primarily from an increase of $300.2 million or 118.6% in average interest earning assets. The increase in interest earning assets includes approximately $35.1 million in asset backed securities of which there were none owned during the quarter ended September 30, 2003. The weighted average net interest rate on the loan receivable portfolio decreased to 8.6% compared to 9.3% due primarily to a positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate. The weighted average net interest rate is net of any servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Interest expense decreased $1.7 million, or 31.5% to $3.7 million compared to $5.4 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $86.9 million to $370.3 million compared to $283.4 million, or 30.7%. The increase in average outstanding debt on our loan funding facilities was partially offset by a decrease in average interest rate on the total debt outstanding which was 4.0% compared to 7.6%. The higher average rate for the three months ended September 30, 2003 was due to the fact that prior to the private placement of our common stock we had to rely partially on a higher-cost fixed rate facility to fund our new originations.

     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended September 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$493,402	$10,630	8.62%	$249,080	$5,770	9.27%
Investment securities	35,114	798	9.09%	—	—	—
Other	24,842	55	.89%	4,066	15	1.48%

Total	$553,358	$11,483	8.30%	$253,146	$5,785	9.14%

Interest bearing liabilities:
Loan funding facilities	$348,737	$3,591	4.12%	$246,808	$4,419	7.16%
Repurchase agreement - investment securities	21,554	128	2.38%	—	—	—
Notes payable — servicing advances	—	4	N/A	1,230	16	5.20%
Other	—	—	—	35,390	962	10.87%

Total	$370,291	$3,723	4.02%	$283,428	$5,397	7.62%

Net interest income and interest rate spread		$7,760	4.28%		$388	1.52%

Net yield on average interest earning assets			5.61%			.61%

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$5,264	$(404)	$4,860
Investment securities	798	—	798
Other	46	(6)	40

Total interest income	$6,108	$(410)	$5,698

Interest bearing liabilities:
Loan funding facilities	$1,050	$(1,878)	$(828)
Repurchase agreement - investment securities	128	—	128
Notes payable — servicing advances	950	(962)	(12)
Other	1,585	(2,547)	(962)

Total interest expense	$3,713	$(5,387)	$(1,674)

Increase in net interest income			$7,372

Non-interest Income

     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges and commissions on force placed insurance. Such revenue increased $0.9 million, or 42.9% to $3.0 million compared to $2.1 million. Loan servicing revenue in the quarter ended September 30, 2003 included a $0.4 million charge to earnings as a result of a valuation adjustment on our capitalized servicing rights. The average serviced loan portfolio on which servicing fees are collected increased approximately $49.4 million, or 3.9%. The increase relates primarily to new loans originated during the quarter which are financed on our securitization facility with Citigroup. The weighted average service fee rate increased approximately .12% as our “serviced for others” portfolio, which has lower than average servicing rates, continues to pay down and as we add servicing from securitizations at higher than our average servicing portfolio rates.

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

     The provision for credit losses and recourse reserves decreased $1.4 million to $1.5 million compared to $2.9 million, or 48.2%. The decrease is a result of the fact that the current “owned” portfolio of loans has a larger concentration of loans originated in the years 2002 through 2004 than was the case for the owned portfolio in 2003. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002. Total net chargeoffs increased to $2.2 million with $1.3 million being charged to the allowance for credit losses and $0.9 million being charged to the recourse liability, compared to total net chargeoffs of $2.1 million, with $1.4 million being charged to the allowance for credit losses and $0.8 million being charged to the recourse liability. As a percentage of average outstanding principal balance (including $57.8 million and $86.4 million in average principal balance of loans sold with recourse for the quarters ended September 30, 2004 and 2003, respectively) total net chargeoffs on an annualized basis decreased to 1.7% compared to 2.5%. Consistent with this trend, we expect net chargeoffs as a percentage of average outstanding principal balance to continue to decrease in the future due to the higher credit quality of loans originated in years 2002 through 2004 versus that of loans originated in years 2000 and 2001.

Non-interest Expenses

     Personnel expenses decreased approximately $1.8 million, or 25.7%, to $5.2 million compared to $7.0 million. The decrease is primarily related to a decrease in the amount of performance bonus accrued as it is anticipated that actual cash bonuses to be paid at year end will be substantially less than the previous year. The decrease in bonus expense was partially offset by an increase in salaries as the average number of full time employees increased to 270 compared to 256. During June and July of 2004, we hired 11 former employees of Chase Home Finance — Manufactured Housing (“Chase”). In May 2004 Chase announced it was exiting the manufactured housing lending business. The impact on non-interest expenses was approximately $0.5 million for the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Prior to 2003 we used “gain on sale” accounting to account for our securitization transactions. As a result of this accounting treatment we generated certain residual interests which remain on our balance sheet. We assess the carrying value of our residual interests for impairment on a monthly basis and if it is determined there is any permanent impairment the residual interest is written down to its fair market value through a charge to earnings. There was no adjustment necessary to the carrying value of the residual interests for the three months ended September 30, 2004. For the three months ended September 30, 2003, the performance of the pool of loans that was securitized in March 2002, had deteriorated to the point that the carrying value of the residual interest was permanently impaired. Accordingly, we took a charge to earnings of approximately $3.8 million.

     Loan origination and servicing expenses increased approximately 7.1%, to $334,000 compared to $312,000. The increase is primarily a result of an increase in custodial bank fees related to the securitizations we have completed in 2004.

     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased approximately $1.2 million to $2.0 million, or approximately 37.5% compared to $3.2 million, the details of which are discussed below.

     Occupancy and equipment, office expense and telephone expense decreased a total of approximately $0.3 million to $1.1 million compared to approximately $1.4 million, or 21.4%. The decrease is primarily due to the continuing savings related to the consolidation of some of our servicing and origination functions in our Fort Worth, Texas and Southfield, Michigan offices.

     Professional fees decreased $1.2 million to $0.1 million compared to $1.3 million. The primary reason for the decrease related to a reduction in the use of outside attorneys and other professionals engaged to assist us with licensing and other activities. We have shifted more of these functions to our in house counsel.

     Travel and entertainment expenses decreased approximately $56,000 or 13.5% to $361,000 compared to $416,000, primarily as a result of a more focused and defined marketing program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Miscellaneous expenses increased approximately $433,000 to $520,000 compared to $87,000. The increase was primarily the result of an increase of approximately $418,000 in director and officer liability insurance which was $427,000 compared to $9,000. The increase is a direct result of the additional costs incurred related to our formation as a REIT in October 2003 and our status as a publicly traded company.

     The impact of four large and damaging hurricanes this season throughout the Southeast has adversely affected us and the rest of the manufactured home industry. We expect to incur losses on some homes that were damaged or destroyed by the storms, as some insurance policies may not cover full replacement value. We currently do not expect such direct losses to be material, although we have not yet completed our review of all affected homes. Delinquencies are expected to rise as manufactured home owners must make unplanned purchases on emergency items and because their employment has been interrupted by the storms. Our servicing team is working to help these borrowers, and to limit any increased delinquency from turning into repossessions. Rises in delinquency will affect loan loss provisions in the short term, although it is too early to determine the need or amount of any increased requirement. Finally, home sales have been slowed by the storms; people have not been buying homes, and deliveries of ordered homes have been delayed due to the severe flooding in many areas. This has had an adverse effect on our origination volume which is expected to continue over the next few months.

Comparison of the nine months ended September 30, 2004 and 2003.

Net Income

     Net income increased $27.5 million to $4.0 million for the nine months ended September 30, 2004 compared to a net loss of $23.5 million for the nine months ended September 30, 2003. The increase is the result of an increase of $16.7 million in net interest income after loan losses, an increase of $2.4 million in non interest income and a decrease in non interest expenses of $8.4 million, as described in more detail below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

     Interest income increased $14.9 million, or 93.1%, to approximately $30.9 million compared to approximately $16.0 million. This increase resulted primarily from an increase of $215.8 million in average outstanding balance of the manufactured home loan receivable balance and an increase of $40.3 million in average balance of other interesting earning assets for a total increase of approximately 114.5%. The liquidity provided through the $240.0 million securitization we completed in February 2004 and the initial public offering of our common stock in March 2004, has allowed us to increase our interest earning asset portfolio at a much greater rate. The increase in interest income was lower than the increase in average interest earning assets due primarily to a positive change in the credit quality of the loan portfolio for the period. Generally, higher credit quality loans carry a lower interest rate. The weighted average interest rate (net of any imbedded servicing fee resulting from securitization transactions accounted for as financings) on the loan portfolio was 8.9% compared to 9.6%.

     Interest expense decreased $2.6 million, or 20.8%, to $10.0 million compared to $12.6 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $91.4 million, or 39.7%, to $321.7 million compared to $230.3 million. The increase in average outstanding debt on our loan funding facilities was partially offset by a decrease in average interest rate on total debt outstanding which was 3.95% compared to 6.65%. The higher average rate for the nine months ended September 30, 2003 was due to the fact that prior to the private placement and initial public offering of our common stock we had to rely partially on a higher-cost fixed rate facility to fund our new originations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents information relative to the average balances and interest rates of our interest earning assets and our interest bearing liabilities for the nine months ended September 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$436,685	$29,182	8.91%	$220,906	$15,943	9.62%
Investment securities	25,217	1,560	8.25%	—	—	—
Other	17,864	135	1.01%	2,763	47	2.27%

Total	$479,766	$30,877	8.58%	$223,669	$15,990	9.53%

Interest bearing liabilities:
Loan funding facilities	$321,687	$9,749	4.04%	$230,337	$10,925	6.32%
Repurchase agreement - investment securities	16,482	254	2.05%	—	—	—
Notes payable — servicing advances	739	34	6.13%	880	52	7.88%
Other	—	—	—	21,008	1,613	10.23%

Total	$338,908	$10,037	3.95%	$252,225	$12,590	6.65%

Net interest income and interest rate spread		$20,840	4.63%		$3,400	2.88%

Net yield on average interest earning assets			5.79%			2.03%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$14,420	$(1,181)	$13,239
Investment securities	1,560	—	1,560
Other	114	(26)	88

Total interest income	$16,094	$(1,207)	$14,887

Interest bearing liabilities:
Loan funding facilities	$2,768	$(3,944)	$(1,176)
Repurchase agreement - investment securities	266	(12)	254
Notes payable — servicing advances	1,595	(1,613)	(18)
Other	3,507	(5,120)	(1,613)

Total interest expense	$8,136	$(10,689)	$(2,553)

Increase in net interest income			$17,440

Non-interest Income

     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges and commissions on force placed insurance. Such revenue increased $1.8 million, or 25.3%, to $8.9 million compared to $7.1 million. Loan servicing revenue in the nine months ended September 30, 2003 included a $0.4 million charge to earnings as a result of a valuation adjustment on our capitalized servicing rights. The average serviced loan portfolio on which servicing fees are collected increased approximately $54.4 million, or 4.3%, to $1.33 billion compared to $1.28 billion. The weighted average service fee rate increased approximately .12% as our “serviced for others” portfolio, which has lower than average servicing rates, continues to pay down and as we add servicing from securitizations at higher than our average servicing portfolio rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Losses

     The provision for credit losses and recourse reserves increased $0.2 million, or 4.3%, to $4.9 million compared to $4.7 million. The increase resulted from both an increase in outstanding principal due to new loan originations and the amount of loans charged off. Total net chargeoffs increased to $7.9 million with $3.9 million being charged to the allowance for credit losses and $4.0 million being charged to the recourse liability, compared to total net chargeoffs of $6.0 million, with $3.0 million being charged to the allowance for credit losses and $3.0 million being charged to the recourse liability. As a percentage of average outstanding principal balance (including $64.8 million and $88.3 million in average principal balance of loans sold with recourse for the nine months ended September 30, 2004 and 2003, respectively) total net chargeoffs on an annualized basis decreased to 2.1% compared to 2.6%. Consistent with this trend, we expect net chargeoffs as a percentage of average outstanding principal balance to continue to decrease in the future due to the higher credit quality of loans originated in years 2002 through 2004 versus that of loans originated in years 2000 and 2001. In addition, recovery rates on repossessed homes have continued to increase in 2004 as the industry’s backlog of repossessed homes continues to fall.

Non-interest Expenses

     Personnel expenses decreased approximately $1.5 million, or 9.4%, to $14.5 million compared to $16.0 million. The decrease is primarily related to a decrease in the amount of performance bonus accrued as it is anticipated that actual cash bonuses to be paid at year end will be substantially less than the previous year. The decrease in bonus expense was partially offset by an increase in salaries as the average number of full time employees increased to 263 compared to 248. The increase in the number of full time employees is partially offset by an approximate $0.3 million decrease in the use of temporary employees. During June and July of 2004, we hired 11 former employees of Chase which in May 2004 had announced it was exiting the manufactured housing lending business. While the impact on non-interest expenses was minor for the nine months ended September 30 2004, on an annualized basis, the cost will be approximately $1.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Prior to 2003 we used “gain on sale” accounting to account for our securitization transactions. As a result of this accounting treatment we generated certain residual interests which remain on our balance sheet. We assess the carrying value of our residual interests for impairment on a monthly basis and if it is determined there is any permanent impairment the residual interest is written down to it’s fair market value through a charge to earnings. There was no adjustment necessary to the carrying value of the residual interests for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the performance of the pool of loans that was securitized in March 2002 had deteriorated to the point that the carrying value of the residual interest was permanently impaired. Accordingly, we took a charge to earnings of approximately $5.1 million.

     Loan origination and servicing expenses remained relatively flat at $0.9 million even though loan originations increased $54.3 million, or 41.5%, to $185.3 million compared to $131.0 million and the servicing portfolio has increased approximately $60.0 million, or 4.7%, to $1.34 billion compared to $1.28 billion. The ability to control these costs is primarily a result of the consolidation of the majority of our origination operations in Southfield, Michigan and the consolidation and streamlining of much of our repossession operations in our Fort Worth, Texas offices.

     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased approximately $2.0 million, or 27.8%, to $5.2 million compared to $7.2 million, the details of which are discussed below.

     Occupancy and equipment, office expense and telephone expense decreased a total of approximately $0.5 million, or 13.9%, to $3.1 million compared to approximately $3.6 million, primarily as a result of consolidating the functions performed in our Ohio office and by relocating our corporate offices and a significant amount of our loan origination functions to Southfield, Michigan in April 2003.

     Professional fees decreased $2.2 million, or 83.3%, to $0.3 million, compared to $2.5 million. The primary reasons for the decrease related to a reduction in the use of outside professionals and consultants that were used as we attempted to raise additional capital, undertook certain licensing efforts, pursued several information technology initiatives and various other legal expenses. We have made a concerted effort to shift more of these functions, when feasible, to our in house personnel.

     Travel and entertainment expenses decreased approximately $0.2 million, or 16.7%, to $1.0 million compared to $1.2 million. The decrease is primarily due to a more focused and defined marketing program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Miscellaneous expenses increased approximately $1.1 million to $1.2 million compared to $0.1 million. The increase was primarily the result of an increase of approximately $0.8 million in director and officer liability insurance as a result of our formation as a REIT in October 2003 and an increase of approximately $0.1 million in state business taxes.

Receivable Portfolio and Asset Quality

     Net loans receivable outstanding increased 41.1% to $519.9 million at September 30, 2004 compared to $368.5 million at December 31, 2003. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured homes and in some instances real estate.

     New loan originations for the quarter ended September 30, 2004 increased 46.9% to $79.9 million compared to $54.4 million for the quarter ended September 30, 2003. The increase was due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. However, the impact of the damaging hurricanes throughout the Southeast has adversely affected us as home sales have been slowed by the storms; people have not been buying homes, and deliveries of ordered homes have been delayed due to the severe flooding in many areas. This has had an adverse effect on our origination volume which is expected to continue over the next few months.

     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	September 30, December 31,
	2004	2003
Principal balance loans receivable	$527,996	$380,174
Number of loans receivable	12,378	9,154
Average loan balance	$43	$42
Weighted average loan coupon (a)	9.93%	10.23%
Weighted average initial term	21 years	22 years

(a)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Delinquency statistics for the manufactured home loan portfolio are as follows (dollars in thousands):

	September 30, 2004			December 31, 2003
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	191	$6,786	1.3%	193	$7,068	1.9%
61-90	80	3,197	0.6%	83	2,943	0.8%
Greater than 90	174	6,988	1.3%	158	6,575	1.7%

     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and nine months ended September 30, 2004 the average outstanding principal balance of non-performing loans was approximately $6.8 million and $6.5 million, respectively compared to $4.1 million for each of the three and nine months ended September 30, 2003. Non-performing loans as a percentage of average loan receivables were 1.4% and 1.5%, respectively for the three and nine months ended September 30, 2004 compared to 1.6% and 1.9% for the three and nine months ended September 30, 2003, respectively, primarily as a result of higher average balances and improved credit quality in the loan portfolio in 2004.

     The allowance for credit losses was $4.7 million at September 30, 2004 compared to $3.6 million at December 31, 2003. The increase in the allowance for credit losses is primarily due to a higher loan portfolio balance offset by chargeoffs. The allowance for credit losses as a percentage of net loans receivable was approximately .9% at September 30, 2004 compared to approximately 1.0% and December 31, 2003. Net chargeoffs were $2.2 million and $7.9 million for the three and nine months ended September 30, 2004, respectively, compared to $2.0 million and $6.0 million for the three and nine months ended September 30, 2003, respectively. Based on the analysis we performed related to the allowance for credit losses as described above under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover inherent losses in our loan portfolio.

     Our asset quality statistics for the nine months ended September 30, 2004 reflect or continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net chargeoffs. However, in the short term, chargeoffs and delinquency statistics may increase slightly do to the effects of the severe hurricanes that have hit the Southeast in recent months. Long term, lower levels of non-performing assets and net chargeoffs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     We require capital to fund our loan originations, acquire manufactured home loans originated by third parties and expand our loan servicing operations. At September 30, 2004, as a result of the $200 million securitization completed on September 29, 2004, we had approximately $37.3 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our taxable REIT income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and loan sales and securitizations.

     Cash used in operating activities during the nine months ended September 30, 2004, totaled $161.6 million versus $119.2 million for the nine months ended September 30, 2003. Cash used to originate loans increased 57.9%, or $74.6 million, to $203.4 million for the nine months ended September 30, 2004 compared to $128.8 million for the nine months ended September 30, 2003. The increased origination volume is a result of increased market share resulting from our focus on customer service and the use of technology to deliver our products and services and from the exit of several of our competitors from the manufactured home lending business. Principal collections on loans held for sale totaled $46.4 million for the nine months ended September 30, 2004 as compared to $22.5 million for the nine months ended September 30, 2003, an increase of $23.9 million, or 106.2%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $436.7 million for the nine months ended September 30, 2004 compared to $220.9 million for the nine months ended September 30, 2003, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.

     Cash used in investing activities was $37.0 million in the nine months ended September 30, 2004 versus $0.9 million for the nine months ended September 30, 2003. The primary reason for the increase was the purchase of approximately $40.3 million in securitization bonds. The bonds are collateralized by manufactured home loans and are classified as held-to-maturity. The bonds were purchased at a discount to par, have weighted average contractual maturity of 28.9 years and a weighted average contractual yield of 7.68%.

     The primary sources of cash during the nine months ended September 30, 2004 were approximately $368.8 million in net proceeds from two securitized financing transactions, one completed in February 2004 and the other completed in September 2004, and approximately $73.3 million from the issuance of our common stock. Proceeds from the securitizations and from the issuance of common stock were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup and to fund new loan originations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On February 11, 2004, we completed a securitized financing transaction for approximately $240.0 million of loans, which was funded by issuing bonds in the approximate amount of $200 million, at a duration weighted average interest cost of 5.31%. We structured the transaction to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. The outstanding balance of the 2004-A Notes issued was approximately $176.1 million at September 30, 2004. On September 29, 2004, we completed a second securitized financing transaction for approximately $200.1 million of loans, which was funded by issuing bonds in the approximate amount of $169.0 million, at a duration weighted average interest cost of 5.41%. This transaction was also structured to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. The outstanding balance of the 2004-B Notes issued was approximately $167.0 million at September 30, 2004.

     We currently have a loan funding facility with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and revised in November 2003 to split the loans into two pools, one under a note due in April 2004 and one under a note due in November 2004, we pledge loans as collateral and in turn are advanced funds. On March 30, 2004 the terms of the agreement were modified by segregating the pledged loans into three separate pools designated 2004-1A, 2004-1B and 2004-1C. The maximum advance amount on 2004-1A (for new loan production) was set at $170.0 million, the fixed advance amount on 2004-1B (for loans originated in 2003) was set at approximately $71.6 million and the maximum amount on 2004-1C (for loans acquired from third parties) was set at $150.0 million. The modification added a stratified advance rate for each pool and reduced the stated interest rate on all three pools. Additionally, the maturity date was fixed on 2004-1A at March 29, 2005, on 2004-1B at November 16, 2004 and on 2004-1C at March 28, 2006. At September 30, 2004 the outstanding balance on the notes issued under the facility was approximately $62.9 million.

     We currently are entered into two separate repurchase agreements with Citigroup for the purpose of financing the purchase of investments in two asset backed securities with principal balances of $32.0 million and $3.1 million, respectively. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase the interests at a predetermined future date at the principal amount sold plus an interest component. The securities were financed at an amount equal to 75% of the current market value as determined by Citigroup. At September 30, 2004 the repurchase agreements had outstanding principal balances of approximately $19.6 million and $1.9 million, respectively, and maturity dates of October 28, 2004 and October 6, 2004, respectively. The annual interest rates on the agreements are equal to LIBOR plus a spread. Typically the repurchase agreements are rolled over for 30 day periods when they expire.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We currently have a revolving credit facility with Bank One. Under the terms of the facility we can borrow up to $7 million for the purpose of funding required principal and interest advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers. The outstanding balance under the facility accrues interest at the bank’s prime rate. To secure the loan, we have granted the bank a security interest in substantially all of our assets excluding securitized loans. The facility terminates on December 31, 2004. At September 30, 2004 there was no balance outstanding on this facility.

     In addition to borrowings under our credit facilities, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of September 30, 2004:

		Less than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter
Notes payable — Citigroup(1)	$62,882	$31,415	$31,467	$—	$—
Notes payable — 2004 A securitization (2)	176,120	3,728	14,301	9,534	148,557
Notes payable — 2004 B securitization (3)	166,848	3,531	13,979	9,319	140,019
Repurchase agreement (4)	21,552	21,552	—	—	—
Operating leases	2,417	763	1,594	60	—

Total Contractual Obligations	$429,819	$60,989	$61,341	$18,913	$288,576

(1)	Origen Financial L.L.C. and Origen Securitization Company, LLC, one of our special purpose entity subsidiaries, are borrowers, under the short-term securitization facility with Citigroup.

(2)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Trust 2004-A, is the issuer of the notes payable under the 2004 — A securitization.

(3)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Trust 2004-B, is the issuer of the notes payable under the 2004 — B securitization.

(4)	Origen Financial L.L.C. is the borrower under the Citigroup repurchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In May 2004, we completed an initial public offering of our common stock. In June 2004, the underwriters for the offering purchased additional shares by exercising their over-allotment option. Aggregate net proceeds from these transactions were approximately $62.9 million after the underwriter’s discount and expenses. The net proceeds were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup and to fund new loan originations. The net proceeds from this offering, cash generated from operations and borrowings under our Citigroup facility will enable us to meet our liquidity needs for at least 12 months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If adverse market conditions require or if loan purchase opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock sooner than anticipated.

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

     Our variable rate debt, under which we paid interest at various LIBOR rates plus a spread totaled $84.4 million and $213.0 million at September 30, 2004 and September 30, 2003, respectively. If LIBOR increased or decreased by 1.0% during the nine months ended September 30, 2004 and 2003, we believe our interest expense would have increased or decreased by approximately $1.3 million and $0.8 million, respectively based on the $178.2 million and $168.1 million average balance outstanding under our variable rate debt facilities for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase or decrease in interest expense related to an increase or decrease in LIBOR is mitigated somewhat because our average variable rate debt outstanding for the nine months ended September 30, 2004 and 2003 was hedged for portions of the periods through the use of interest rate swap agreements thus minimizing the effect of changes in the benchmark LIBOR rate. We had no variable rate interest earning assets outstanding during the nine months ended September 30, 2004 or 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table shows the contractual maturity dates of our assets and liabilities at September 30, 2004. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$37,336	$—	$—	$—	$37,336
Restricted cash	7,821	—	—	—	7,821
Loans receivable, net	2,279	7,184	64,282	446,128	519,873
Investments	—	—	—	37,212	37,212
Furniture, fixtures and equipment, net	173	542	1,454	—	2,169
Goodwill	—	—	—	32,277	32,277
Other assets	11,913	6,913	8,613	2,523	29,962

Total assets	$59,522	$14,639	$74,349	$518,140	$666,650

Liabilities and Stockholders’ Equity
Warehouse financing	$11,147	$26,913	$24,822	$—	$62,882
Securitization financing	3,469	3,791	47,134	288,574	342,968
Repurchase agreements	21,552	—	—	—	21,552
Recourse liability	486	1,124	2,183	957	4,750
Other liabilities	15,297	510	—	665	16,472

Total liabilities	51,951	32,338	74,139	290,196	448,624

Preferred stock	—	—	—	125	125
Common stock	—	—	—	252	252
Paid-in-capital	—	—	—	219,143	219,143
Unearned stock compensation	(723)	(1,735)	(1,339)	—	(3,797)
Retained earnings	2,303	—	—	—	2,303

Total stockholders’ equity	1,580	(1,735)	(1,339)	219,520	218,026

Total liabilities and stockholders’ equity	$53,531	$30,603	$72,800	$509,716	$666,650

Interest sensitivity gap	$5,991	$(15,964)	$1,549	$8,424
Interest sensitivity gap	$5,991	$(9,973)	$(8,424)	—
Cumulative interest sensitivity gap to total interest earning assets	10.07%	(68.13%)	(11.33%)	—

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     In August 2004, we entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on our securitization transaction completed in September 2004. On the start date of the swap we would begin paying a fixed rate of 4.15% and receiving a floating rate of 1.65% on a notional balance of $170.0 million, which would approximate the expected balance of the bonds to be sold in the securitization transaction. A rise in rates during the interim period would increase our borrowing cost in the securitization, but the increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized deal making the hedge highly effective. Upon closing of the securitization transaction on September 29, 2004, the hedge was terminated. Because interest rates have fallen during the interim period the cost to terminate the swap was approximately $1.9 million. This cost will be amortized over the expected life of the securitization transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at September 30, 2004, (dollars in thousands):

	Contractual Maturity
						There-	Total
	2004	2005	2006	2007	2008	after	fair value
Interest sensitive assets
Loans receivable	$2,279	$9,700	$10,708	$11,822	$13,050	$472,314	$519,873
Average interest rate	9.93%	9.93%	9.93%	9.93%	9.93%	9.93%	9.93%
Interest bearing deposits	44,788	—	—	—	—	—	44,788
Average interest rate	0.89%	—	—	—	—	—	0.89%
Loan sale proceeds receivable	119	422	355	303	260	933	2,392
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	37,212	37,212
Average interest rate	—	—	—	—	—	7.68%	7.68%
Residual interest	—	—	—	—	—	749	749
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$47,186	$10,122	$11,063	$12,125	$13,310	$511,208	$605,014

Interest sensitive liabilities
Warehouse financing	$11,147	$27,024	$24,711	$—	$—	$—	$62,882
Average interest rate	3.24%	2.95%	3.00%	—	—	—	3.02%
Securitization financing	3,469	5,054	5,592	6,187	6,845	315,821	342,968
Average interest rate	5.34%	5.34%	5.34%	5.34%	5.34%	5.34%	5.34%
Repurchase agreements	21,552	—	—	—	—	—	21,552
Average interest rate	2.42%	—	—	—	—	—	2.42%
Recourse liability	486	1,400	779	444	303	1,338	4,750
Average interest rate	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%

Total interest sensitive liabilities	$36,654	$33,478	$31,082	$6,631	$7,148	$317,159	$432,152

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

(b)	There have been no significant changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 2. — Changes in Securities and Use of Proceeds

On August 5, 2004, we issued 111,750 shares of common stock to directors, officers and employees pursuant to restricted stock grants made under our 2003 Equity Incentive Plan. The common stock was issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933. No underwriters were engaged in connection with the issuance of the common stock. The recipients of the common stock represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates.

ITEM 4. — Submission of Matters to a Vote of Security Holders

On July 22, 2004, we held our Annual Meeting of Stockholders. The only matter voted upon at the meeting was the election of six directors to serve until the 2005 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified. The results of the election appear below:

Nominees	For	Against	Withheld
Ronald A. Klein	20,784,689	2,225,401	2,108,310
Paul A. Halpern	20,784,689	2,225,401	2,108,310
Gary A. Shiffman	20,784,689	2,225,401	2,108,310
Richard H. Rogel	23,006,600	3,490	2,108,310
James A. Williams	23,006,600	3,490	2,108,310
Michael J. Wechsler	23,006,600	3,490	2,108,310

ITEM 5. Other Information

In connection with our short term securitization facility with Citigroup Global Markets Realty Corp., Gary A. Shiffman, one of our directors, and William M. Davidson, the principal of one of our stockholders, personally guaranteed certain of our obligations. Their guaranty was limited to $10.5 million in the aggregate. On July 26, 2004, the personal guaranty was terminated.

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

     (b) Reports of Form 8-K:

Form 8-K, dated August 3, 2004 furnished for the purpose of reporting, under Item 12 — Results of Operations and Financial Condition, the Company’s 2004 second quarter earnings and other financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004

ORIGEN FINANCIAL, INC.
BY:	/s/ W. Anderson Geater, Jr.
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