Form 10-K
period 2004-12-31
ORIGEN FINANCIAL INC
filed 2005-04-15
CIK 1268039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50721

ORIGEN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware State of Incorporation	20-0145649 I.R.S. Employer I.D. No.

27777 Franklin Road
Suite 1700
Southfield, Michigan 48034
(248) 746-7000
(Address of principal executive offices and telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 per Share

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

As of June 30, 2004, the aggregate market value of the registrant’s stock held by non-affiliates was approximately $135,866,692
(computed by reference to the closing sales price of the registrant’s common stock as of June 30, 2004 as reported on the Nasdaq
National Market). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of March 31, 2005, there were 25,215,400 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

As used in this report, “Company”, “Us”, “We”, “Our” and similar terms means Origen Financial,
Inc., a Delaware corporation, and, as the context requires, one or more of its subsidiaries (including
Origen Financial L.L.C.).

PART I

ITEM 1. BUSINESS

General

          Origen Financial, Inc. is an internally-managed and internally-advised Delaware corporation that is taxed as a real estate investment trust, or REIT. We are a national consumer manufactured housing lender and servicer. Currently we originate loans in 42 states and we service loans in 43 states. We and our predecessors have originated more than $2 billion of manufactured housing loans from 1996 through December 31, 2004, including $249.7 million in 2004. As of December 31, 2004, our loan servicing portfolio of over 33,000 loans totaled approximately $1.37 billion.

          Origen Financial, Inc. was incorporated on July 31, 2003. On October 8, 2003, we began operations when we acquired all of the equity interests of Origen Financial L.L.C. (which is our primary operating subsidiary) and its subsidiaries and completed a private placement of $150 million of our common stock to certain institutional and accredited investors. In February 2004, we completed another private placement of $10 million of our common stock to an institutional investor. In May 2004, we completed an initial public offering of 8,000,000 shares of our common stock at a purchase price of $8.00 per share. In June 2004, the underwriters for the public offering purchased an additional 625,900 shares by exercising their over-allotment option. Currently, most of our operations are conducted through Origen Financial L.L.C., our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.

          Our executive office is located at 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034 and our telephone number is (248) 746-7000. We maintain our servicing operations in Ft. Worth, Texas and have other regional offices located in Glen Allen, Virginia and Duluth, Georgia. As of December 31, 2004, we employed 265 people.

          Our website address is www.origenfinancial.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

Recent Developments

          In September 2004, we completed our Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2004-B transaction. This securitized transaction consists of asset-backed certificates secured by manufactured housing contracts with seven separate offered classes ranging from $10 million to $49 million consisting of AAA, AA, A and BBB+ rated bonds, totaling approximately $169 million.

          Effective January 1, 2005, we formed our first Corporate Internal Audit Department. While in the past, we and our predecessor recognized the need for the performance of a wide range of internal audit functions and quality control reviews, such audits and reviews were primarily performed on a departmental basis with no centralization of responsibility at the corporate level and no formalized reporting to the Audit Committee of our Board of Directors. The newly-formed Internal Audit Department is staffed by a Director of Internal Audit and two staff auditors. The Director of Internal Audit reports directly to the Chairman of the Audit Committee.

Loan Origination and Underwriting

          General

          We and our predecessors have originated more than $2 billion of manufactured housing loans from 1996 through December 31, 2004, including $249.7 million in 2004. We originate and intend to continue to originate manufactured housing loans to borrowers who have above average credit profiles and above average income, each as compared to manufactured housing borrowers as a whole.

          Although we consider FICO scores in underwriting loans, our primary underwriting tool is TNG™, an internally-developed, externally-validated proprietary statistical scoring system that ranks the risk of default for our manufactured home-only loans. Our loan origination activities are conducted through proprietary systems maintained and enhanced by an internal staff of systems professionals. Our home-only loan origination activities are centralized at our Southfield, Michigan executive offices and our land-home origination activities are centralized at our Ft. Worth, Texas facility.

          Dealer and Broker Network

          We currently provide new and pre-owned manufactured housing financing through a network of over 900 primarily independent retailers of new and pre-owned manufactured houses and loan brokers specializing in the manufactured housing industry. We are focused on penetrating our existing broker/retailer network to achieve a higher level of approvals and fundings from those approvals. Each loan submitted to us by a retailer or broker must meet the standards for loan terms, advance amounts, down payment requirements, residency type, and other pertinent parameters we have established under our housing loan purchase programs.

          We have invested heavily in technology to increase our penetration into the retailer network and to streamline the application, approval and funding process. We have a proprietary web-based delivery system, known as Origen Focus™, for application, approval, funding, tracking, and reporting of loans. This system allows for the application to be submitted and tracked over the Internet. During 2004, approximately 72% of our application volume was submitted through Origen Focus. We intend to eventually transition substantially all of the retailer network to the Origen Focus platform. Loan applications submitted through Origen Focus seamlessly interface electronically with our other proprietary loan processing systems. Origen Focus also eliminates the need for personnel to input loan applications, improving our productivity and reducing our staffing costs.

          We perform initial and periodic reviews of our retailers. We underwrite their credit profile, industry experience, sales and financing plans. We regularly monitor retailer performance and rank retailers according to their default, delinquency, credit quality, approval and funding ratios, and the volume of loans they submit to us, and, if necessary, we terminate relationships with non-performing retailers.

          We have also developed a retailer rewards program called Origen Elite Rewards™ that provides benefits to the retailers who provide us with the highest quality loans. These benefits include guaranteed same day turnaround for completed applications and other service enhancements, specific pricing incentives and improved financing options for new and pre-owned homes.

          Underwriting

          We underwrite retail installment loans secured only by manufactured houses, or consumer loans, using our internally-developed proprietary credit scoring system, TNG. We developed and enhanced TNG to predict defaults using empirical modeling techniques. TNG takes into account information about each applicant’s credit history, debt and income, demographics, and the terms of the loan. The TNG model is fully integrated into our origination system and is based on our historical lending experience. We have used TNG to back-test all of our home-only loans originated since 1996 by Origen Financial L.L.C., its predecessors and us. Following internal testing and validation, Experian Information Solutions, Inc., a leading consumer credit reporting and risk modeling company, independently validated the TNG model.

          All home-only applications are scored by TNG and then reviewed by an underwriter. TNG provides the underwriter a recommendation of “pass,” “fail” or “review.” The recommendations are based upon the underlying TNG score as well as other factors that may arise from the application. TNG alerts underwriters to particular attention areas and provides review recommendations. It also provides a reason for declination on fail recommendations. TNG is used to rescore the application throughout the origination and underwriting process as the initial application information is verified and/or terms and conditions of the loan change.

          We also underwrite mortgage loans, often called “land-home” loans, collateralized by both the manufactured houses and the underlying real estate. Because the land-home and home-only business lines have different characteristics, and because we have not accumulated enough default data points for our land-home loans (a necessary component of a successful predictive model), predictive modeling has only been possible for the home-only applications. We use our Internal Credit Rating grid and a full property appraisal to underwrite land-home loans. The grid is a traditional underwriting method that primarily takes into account the applicant’s credit history, debt capacity and underlying collateral value. In specially approved markets a comparable appraisal is used to determine chattel manufactured home values through our

Comparable Appraisal Program, which is discussed in more detail below.

          In addition to using our proprietary TNG scoring model, we underwrite loans based upon our review of credit applications to ensure loans will comply with internal company guidelines, which are readily available on our intranet site. Our approach to underwriting focuses primarily on the borrower’s creditworthiness and the borrower’s ability and willingness to repay the debt, as determined through TNG. Each contract originated by us is individually underwritten and approved or rejected based on the TNG result and an underwriter’s evaluation of the terms of the purchase agreement, a detailed credit application completed by the prospective borrower and the borrower’s credit report, which includes the applicant’s credit history as well as litigation, judgment and bankruptcy information. Once all the applicable employment, credit and property-related information is received, the application is evaluated to determine whether the applicant has sufficient monthly income to meet the anticipated loan payment and other obligations.

          Acquisitions of Manufactured Home Loans and Securities from Existing Securitizations

          We believe there are selective opportunities to acquire existing portfolios of manufactured home whole loans and bonds in outstanding securitizations backed by manufactured home loans. From time to time, we may seek to acquire such assets at attractive prices.

Servicing

          We service the manufactured housing loan contracts that we originate as well as manufactured housing loan contracts owned by third parties. As of December 31, 2004, our loan servicing portfolio of over 33,000 loans totaled approximately $1.37 billion. Our annual servicing fees range from 50 to 150 basis points of the outstanding balance on manufactured housing loans serviced. The vast majority of loans we service are included in securitized loan pools. As opportunities present themselves, we intend to grow our servicing business by acquiring the servicing or subservicing rights to portfolios of manufactured home loans owned by third parties, including many companies that have stopped originating manufactured home loans but continue to own loan portfolios.

          Servicing activities include processing payments received, recording and tracking all relevant information regarding the loan and the underlying collateral, collecting delinquent accounts, remitting funds to investors, repossessing houses upon loan default and reselling repossessed houses. Our loan servicing activities are centralized at our national loan servicing center in Ft. Worth, Texas.

          Although we strive to continuously reduce delinquency, our primary servicing objectives are to maintain a stream of borrower payments, limit loan defaults, and maximize recoveries on defaulted loans. Accordingly, we perform loss mitigation activities on delinquent loans whereby we maintain the borrower’s delinquent status during the payment plan or other loan workout situation. The industry has typically reported borrowers in loss mitigation as current. In our efforts to maximize recoveries on defaulted loans, we hold repossessed collateral longer to achieve a retail sale to a consumer for a higher price rather than a quicker sale to a reseller at a lower price. These business strategies cause us to report higher delinquencies, but lead to improved default and recovery performance.

Securitizations

          We have securitized a substantial portion of our owned manufactured housing loans and intend in the future to originate and acquire manufactured housing loans for securitization. After accumulating enough manufactured housing loans (typically not less than $125 million), we use transactions known as asset-backed securitizations to pay off short term debt, replenish funds for future loan originations, limit credit risk, and match the maturity of interest rates on borrowings with the interest rates on our manufactured housing loans. In our securitizations, the manufactured housing loans are transferred to a bankruptcy remote trust that then issues bonds, typically both senior and subordinate, collateralized by those manufactured housing loans. By securitizing loans in this way, we eliminate the credit risk on our manufactured housing loans up to the amount of bonds sold to investors. Likewise, the form of securitization is designed to insulate the securitized loans from our creditors if we file for bankruptcy so that the loans supporting the bonds issued by the trust will not be encumbered. This process enables us to fund our business at competitive rates without asset-backed bond investors relying on our corporate credit-worthiness.

          We successfully completed two securitizations in 2004. In February 2004, we completed a securitization of approximately $240 million in manufactured housing loans and in September 2004, we completed a securitization of approximately $200 million in manufactured housing loans.

Insurance

          As a complement to our origination and servicing business, we have historically placed property and casualty insurance for lapsed policies, primarily for manufactured housing loans we have originated or service. We estimate that the closing of approximately 30% of all manufactured housing loans we originate is delayed because the borrower has not obtained insurance or the insurance policy obtained by the borrower does not meet our guidelines. By offering our borrowers the opportunity to obtain insurance from us, we are able to close loans more quickly and efficiently because all insurance policies placed through us will meet our guidelines.

Competition

          The manufactured housing finance industry is very fragmented. The market is served by both traditional and non-traditional consumer finance sources. Several of these financing sources are larger than us and have greater financial resources. In addition, some of the manufactured housing industry’s larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured homes. Our largest competitors in the industry include Chase Home Finance, Inc., and Clayton Homes, Inc., through its subsidiary 21st Mortgage Corporation. Traditional financing sources such as commercial banks, savings and loans, credit unions and other consumer lenders, many of which have significantly greater resources than us and may be able to offer more attractive terms to potential customers, also provide competition in our market. Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates

Corporate Governance

          We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as Nasdaq corporate governance listing standards:

•	Our Board of Directors determined that each of Richard H. Rogel, the Chairman of the Audit Committee, and Paul A. Halpern, a member of the Audit Committee, qualifies as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Both Mr. Halpern and Mr. Rogel are “independent” as that term is defined under applicable SEC and Nasdaq rules.

•	Our Board of Directors adopted a Financial Code of Ethics for Senior Financial Officers, which governs the conduct of our senior financial officers. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors established and adopted charters for each of its Audit, Compensation and Nominating and Governance Committees. Each committee is comprised of independent directors. A copy of each of these charters is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	The Sarbanes Oxley Act of 2002 requires the establishment of procedures whereby each member of the Audit Committee of our Board of Directors is able to receive confidential, anonymous employee communications regarding concerns in the areas of accounting, internal controls or auditing matters. According, effective in January 2004, we established a “Whistleblower Hotline” maintained with an independent third party. Through this arrangement, each Audit Committee member has access to two-

way anonymous communications with the employee/whistleblower. There are three submission methods (voicemail, e-mail and web form). There is a message management system that provides the member an up-to-date snapshot of all incoming and outgoing communications. The Whistleblower Hotline is accessible through our website at www.origenfinancial.com.

Factors That May Affect Future Results

          Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from current results, and our actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, those set forth below, other one-time events, and important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. This report contains certain forward-looking statements.

Risks Related to Our Business

We may not generate sufficient revenue to make or sustain distributions to stockholders.

          We intend to distribute to our stockholders substantially all of our REIT net taxable income each year so as to avoid paying corporate income tax on our earnings and to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. Distributions will be made at the discretion of our Board of Directors. Our ability to make and sustain cash distributions is based on many factors, including the performance of our manufactured housing loans, our ability to borrow at favorable rates and terms, interest rate levels and changes in the yield curve and our ability to use hedging strategies to insulate our exposure to changing interest rates. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay future distributions. We cannot assure our stockholders that we will be able to pay or maintain distributions in the future. We also cannot assure stockholders that the level of distributions will increase over time and that our loans will perform as expected or that the growth of our loan servicing business will be sufficient to increase our actual cash available for distribution to stockholders.

We may not have access to capital to meet our anticipated needs.

          Our ability to achieve our investment objectives depends to a significant extent on our ability to raise equity and to borrow money in sufficient amounts and on sufficiently favorable terms to earn incremental returns and on our ability to securitize our loans. There can be no assurance that we will be able to obtain such funding on terms favorable to us or at all. Even if such funding is available, we may not be able to achieve the degree of leverage we believe to be optimal due to decreases in the proportion of the value of our assets that we can borrow against, decreases in the market value of our assets, increases in interest rates, changes in the availability of financing in the market, conditions then applicable in the lending market and other factors. Our inability to access capital could jeopardize our ability to fund loan originations and continue operations.

     We intend to incur indebtedness to fund our operations, and there is no limit on the total amount of indebtedness that we can incur.

          We intend to borrow against, or “leverage,” our assets primarily through repurchase agreements, securitizations of manufactured housing loans and secured and unsecured loans. The terms of such borrowings may provide for us to pay a fixed or adjustable rate of interest, and may provide for any term to maturity that management deems appropriate. The total amount of indebtedness we can incur is not expressly limited by our certificate of incorporation or bylaws. Instead, management has discretion as to the amount of leverage to be employed depending on management’s measurement of acceptable risk consistent with the nature of the assets then held by us. We face the risk that we might not be able to meet our debt service obligations and, to the extent we cannot, we might be forced to liquidate some of our assets at disadvantageous prices. Also, our debt service payments will reduce the net income available for distributions to stockholders. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income or cause us to suffer a loss.

We may not be able to securitize our manufactured housing loans or do so on favorable terms.

     We intend to securitize a substantial portion of the manufactured housing loans we originate. We intend to account for securitizations as secured financings. In a typical securitization, we issue collateralized debt securities of a subsidiary in multiple classes, which securities are secured by an underlying portfolio of manufactured housing loans owned by the subsidiary. Factors affecting our ability to securitize loans and to do so profitably, include:

•	conditions in the asset-backed securities markets generally;

•	conditions in the manufactured housing asset-backed securities markets specifically;

•	the performance of the securities issued in connection with our securitizations;

•	the nominal interest rate and credit quality of our loans;

•	our relationship with our bond and other investors in our securities and loans;

•	compliance of our loans with the eligibility requirements for a particular securitization;

•	our ability to adequately service our loans, including our ability to maintain a servicer rating;

•	adverse changes in state and federal regulations regarding high-cost and predatory lending; and

•	any material negative rating agency action pertaining to certificates issued in our securitizations.

In addition, federal income tax requirements applicable to REITs may limit our ability to use particular types of securitization structures.

          If we are unable to securitize, or securitize profitably, the manufactured housing loans that we originate and that we may invest in from time to time, then our net revenues for the duration of our investment in those manufactured housing loans would decline, which would lower our earnings for the time the loans remain in our portfolio. We cannot assure stockholders that we will be able to complete loan securitizations in the future on favorable terms, or at all.

Certain securitization structures may cause us to recognize income for accounting and tax purposes without concurrently receiving the associated cash flow.

          Certain securitizations are structured to build overcollateralization over time with respect to the loans that are the subject of the securitization or to accelerate the payment on senior securities to enhance the credit ratings of such securities. Accordingly, these structures may cause us to recognize income without concurrently receiving the associated cash flow. We have used such securitization structures in the past and may use them in the future. These securitization structures and the possible resulting mismatch between income recognition and receipt of cash flow may require us to access the capital markets at times which may not be favorable to us.

Our business may not be profitable in the future.

          We incurred a net loss of approximately $3.0 million during the twelve months ended December 31, 2004. Origen Financial L.L.C., which we acquired in October 2003, experienced net losses in each year of its existence while growing its loan origination platform and business, including net losses of approximately $23.9 million for the period from January 1, 2003 through October 7, 2003 and $29.2 million for fiscal year 2002. We will need to generate significant revenues to achieve and maintain profitability. If we are unable to achieve and maintain sufficient revenue growth, we may not be profitable in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We depend on key personnel, the loss of whom could threaten our ability to operate our business successfully.

          Our future success depends, to a significant extent, upon the continued services of Ronald A. Klein, our Chief Executive Officer, J. Peter Scherer, our President, W. Anderson Geater, Jr., our Chief Financial Officer, and Mark W. Landschulz, our Executive Vice President, Portfolio Management. Although we have entered into employment agreements with all of these individuals, there is no guarantee that they will remain employed with us. The market for skilled personnel, especially those with the technical abilities we require, is currently very competitive, and we must compete with much larger companies with significantly greater resources to attract and retain such personnel. The loss of services of one or more key employees may harm our business and our prospects.

Future acquisitions of loan portfolios, servicing portfolios and other assets may not yield the returns we expect.

          We expect to make future acquisitions or investments in loan portfolios, servicing portfolios and bonds in outstanding securitizations backed by manufactured housing loans. The relevant economic characteristics of the assets we may acquire in the future may not generate returns or may not meet a risk profile that our investors find acceptable. Furthermore, we may not be successful in executing our acquisition strategy.

Our profitability may be affected if we are unable to effectively manage interest rate risk and leverage.

          We derive our income in part from the difference, or “spread,” between the interest earned on loans and interest paid on borrowings. In general, the wider the spread, the more we earn. In addition, at any point in time there is an optimal amount of leverage to employ in the business in order to generate the highest rate of return to our stockholders. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. In addition, interest rate changes affect the optimal amount of leverage to employ. This can cause increases or decreases in our spread and can affect our income, require us to modify our leverage strategy and affect returns to our stockholders. Factors such as inflation, recession, unemployment, money supply, international disorders, instability in domestic and foreign financial markets and other factors beyond our control may affect interest rates.

We may pay distributions that result in a return of capital to stockholders, which may cause stockholders to realize lower overall returns.

     Until we are able to originate and securitize a sufficient number of loans to achieve our desired asset level and target leverage ratio, we may pay quarterly distributions that result in a return of capital to our stockholders. Any such return of capital to our stockholders will reduce the amount of capital available to us to originate and acquire manufactured home loans, which may result in lower returns to our stockholders.

Some of our investments are illiquid and their value may decrease.

     Some of our assets are and will continue to be relatively illiquid. In addition, certain of the asset-backed securities that we may acquire may include interests that have not been registered under the relevant securities laws, resulting in a prohibition against transfer, sale, pledge or other disposition of those securities except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. Our ability to vary our portfolio in response to changes in economic and other conditions, therefore, may be relatively limited. No assurances can be given that the fair market value of any of our assets will not decrease in the future.

We may engage in hedging transactions, which can limit gains and increase exposure to losses.

          Periodically, we have entered into interest rate swap agreements in an effort to manage interest rate risk. An interest rate swap is considered to be a hedging transaction designed to protect us from the effect of interest rate fluctuations on our floating rate debt and also to protect our portfolio of assets from interest rate and prepayment rate fluctuations. We intend to use hedging transactions, primarily interest rate swaps and caps, in the future. The nature and timing of interest rate risk management strategies may impact their effectiveness. Poorly designed strategies may increase rather than mitigate risk. For example, if we enter into hedging instruments that have higher interest rates embedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that we hedged are actually lower, then we will have locked in higher interest rates for our liabilities than would be available in the spot market at the time and this could result in a narrowing of our net interest rate margin or result in losses. In some situations, we may sell assets or hedging instruments at a loss in order to maintain adequate liquidity. There can be no assurance that our hedging activities will have the desired beneficial impact on our financial condition or results of operations. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

The competition we face could adversely affect our profitability.

          The manufactured housing finance industry is very fragmented. The market is served by both traditional and non-traditional consumer finance sources. Several of these financing sources are larger than us and have greater financial resources. In addition, some of the manufactured housing industry’s larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured houses. Our largest competitors in the industry include Clayton Homes, Inc., through its subsidiary 21st Mortgage Corporation, U.S. Bank and San Antonio Federal Credit Union. Traditional financing sources such as commercial banks, savings and loans, credit unions and other consumer lenders, many of which have significantly greater resources than us and may be able to offer more attractive terms to potential customers, also provide competition in our market. Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, loan-closing criteria, marketing/distribution channels, loan origination fees and interest rates. To the extent any competitor expands their activities in the manufactured housing industry, we could be adversely affected.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

          Our manufactured housing loan origination business is currently dependent upon our ability to effectively develop relationships with retailers, brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, to provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

We may experience capacity constraints or system failures that could damage our business.

          If our systems or third-party systems cannot be expanded to support increased loan originations, acquisitions of loan portfolios or additional servicing opportunities, or if such systems fail to perform effectively, we could experience:

•	disruptions in servicing and originating loans;

•	reduced borrower satisfaction;

•	delays in the introduction of new loan services; or

•	vulnerability to Internet “hacker” raids,

any of which could impair our reputation, damage the Origen brand, or otherwise have a material adverse effect on our business, operating results and financial condition.

          Our ability to provide high-quality service also depends on the efficient and uninterrupted operation of our technology infrastructure. Even though we have developed a redundant infrastructure to protect our systems and operations, our systems are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, failure to adequately document the operation of software and hardware systems and procedures, computer viruses, intentional acts of vandalism and similar events. If any of these events were to occur, our business could be materially and adversely affected. Although we maintain business interruption insurance to compensate for losses that could occur for any of these risks, such insurance may not be sufficient to cover a loss.

If the prepayment rates for our manufactured housing loans are higher than expected, our results of operations may be significantly harmed.

          Prepayments of our manufactured housing loans, whether due to refinancing, repayments, repossessions or foreclosures, in excess of management’s estimates could adversely affect our future cash flow as a result of the resulting loss of any servicing fee revenue and net interest income on such prepaid loans. Prepayments can result from a variety of factors, many of which are beyond our control, including changes in interest rates and general economic conditions.

If we are unable to maintain our network of retailers and brokers, our loan origination business will decrease.

          A significant majority of our originations of manufactured housing loans comes from retailers and brokers. The retailers and brokers with whom we do business are not contractually obligated to do business with us. Further, our competitors also have relationships with these retailers and brokers and actively compete with us in our efforts to strengthen our retailer and broker networks. Accordingly, we cannot assure stockholders that we will be successful in maintaining our retailer and broker networks, the failure of which could adversely affect our ability to originate manufactured housing loans.

We may not realize the expected recovery rate on the resale of a manufactured house upon its repossession or foreclosure.

          Most states impose requirements and restrictions relating to resales of repossessed manufactured houses and foreclosed manufactured housesand land, and obtaining deficiency judgments following such sales. In addition to these requirements and restrictions, our ability to realize the expected recovery rate upon such sales may be affected by depreciation or loss of or damage to the manufactured house. Federal bankruptcy laws and related state laws also may impair our ability to realize upon collateral or enforce a deficiency judgment. For example, in a Chapter 13 proceeding under federal bankruptcy law, a court may prevent us from repossessing a manufactured house or foreclosing on a manufactured house and land. As part of the debt repayment plan, a bankruptcy court may reduce the amount of our secured debt to the market value of the manufactured house at the time of the bankruptcy, leaving us as a general unsecured creditor for the remainder of the debt. A Chapter 7 bankruptcy debtor, under certain circumstances, may retain possession of his or her house, while enforcement of our loan may be limited to the value of our collateral.

We may not realize the expected recovery rate on the resale of a house upon its repossession or foreclosure.

          Most states impose requirements and restrictions relating to resales of repossessed manufactured houses and foreclosed manufactured houses and land, and obtaining deficiency judgments following such sales. In addition to these requirements and restrictions, our ability to realize the expected recovery rate upon such sale may be affected by depreciation or loss of or damage to the manufactured house. Federal bankruptcy laws and related state laws also may impair our ability to realize upon collateral or enforce a deficiency judgment. For example, in a Chapter 13 proceeding under federal bankruptcy law, a court may prevent us from repossessing a manufactured house or foreclosing on a manufactured house and land. As part of the debt repayment plan, a bankruptcy court may reduce the amount of our secured debt to the market value of the manufactured house at the time of the bankruptcy, leaving us as a general unsecured creditor for the remainder of the debt. A Chapter 7 bankruptcy debtor, under certain circumstances, may retain possession of his or her house, while enforcement of our loan may be limited to the value of our collateral.

Risks Related to the Manufactured Housing Industry

Manufactured housing loan borrowers may be relatively high credit risks.

          Manufactured housing loans make up substantially our entire loan portfolio. Typical manufactured housing loan borrowers may be relatively higher credit risks due to various factors, including, among other things, the manner in which borrowers have handled previous credit, the absence or limited extent of borrowers’ prior credit history, limited financial resources, frequent changes in or loss of employment and changes in borrowers’ personal or domestic situations that affect their ability to repay loans. Consequently, the manufactured housing loans we originate and have an ownership interest in bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers. Our profitability depends upon our ability to properly evaluate the creditworthiness of borrowers and price each loan accordingly and efficiently service the contracts by limiting our delinquency and default rates and foreclosure and repossession costs and by maximizing our recovery rates. To the extent that aggregate losses on the resale of repossessed and foreclosed houses exceed our estimates, our profitability will be adversely affected.

          Delinquency interrupts the flow of projected interest income from a manufactured housing loan, and default can ultimately lead to a loss if the net realizable value of the collateral or real property securing the manufactured housing loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them and continuing even after we sell loans with a retained interest or securitize them. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in any sale or securitization if the loan materially violates our representations or warranties. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, resulting in higher than anticipated losses we may trigger termination of our servicing rights, which would result in a loss of future servicing income and damage to our reputation as a loan servicer.

          We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed.

The manufactured housing industry has been in a downturn since 1998.

          The manufactured housing industry historically has been cyclical and is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured housing buyers to a greater degree than buyers of traditional site built houses. In addition, sales of manufactured houses typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. Due to aggressive underwriting practices by some industry lenders that led to increased defaults, decreased recovery rates on repossessions, the continued excessive inventory of repossessed houses and unfavorable volatility in the secondary markets for manufactured housing loans, companies in the manufactured housing finance business have generally not been profitable since 1998. Some of the industry’s largest lenders have exited the business. Although we believe that our business plan will be profitable in the long term, there can be no assurance that we will in fact be profitable either in the long term or the short term.

Wide spreads between interest rates for manufactured housing loans and traditional site built housing loans decrease the relative demand for manufactured houses.

          In the current interest rate environment, traditional site built houses have become more affordable relative to manufactured houses. If the difference between interest rates for manufactured housing loans and traditional site built housing loans does not decrease, demand for manufactured housing loans may decrease, which would decrease our loan originations

Any substantial economic slowdown could increase delinquencies, defaults, repossessions and foreclosures and reduce our ability to originate loans.

          Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and an increased rate of delinquencies, defaults, repossessions and foreclosures. We originate loans to some borrowers who make little or no down payment, resulting in high loan-to-value ratios. A lack of equity in the house may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults, repossessions and foreclosures. These factors would reduce our ability to originate loans and increase our losses on loans in which we have a residual or retained interest. In addition, loans we originate during an economic slowdown may not be as valuable to us because potential investors in or purchasers of our loans might reduce the premiums they pay for the loans or related bonds to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults, repossessions or foreclosures is likely to significantly harm the pricing of our future loan sales and securitizations and also our ability to finance our loan originations.

Our business may be significantly harmed by a slowdown in the economies of California or Texas, in each of which we conduct a significant amount of business.

          We have no geographic concentration limits on our ability to originate, purchase or service loans. As a result, a significant portion of the manufactured housing loans we have originated, purchased or serviced historically has been in California and Texas. For the year ended December 31, 2004, approximately 30% and 11% by principal balance and 19% and 12% by number of loans, respectively, of the loans we originated were in California and Texas. An overall decline in the economy or the residential real estate market in California or Texas or in any other state in which we have a high concentration of loans could decrease the value of manufactured houses and increase the risk of delinquency. This, in turn, would increase the risk of default, repossession or foreclosure on manufactured housing loans in our portfolio or that we have sold to others. Geographic concentration could adversely affect our ability to securitize pools of manufactured housing loans.

Depreciation in the value of manufactured houses may decrease sales of new manufactured houses and lead to increased defaults and delinquencies.

          Over the last several years, the value of manufactured houses has tended to depreciate over time. This depreciation makes pre-owned houses, even relatively new ones, significantly less expensive than new manufactured houses, thereby decreasing the demand for new houses, which negatively affects the manufactured housing lending industry. Additionally, rapid depreciation may cause the fair market value of borrowers’ manufactured houses to be less than the outstanding balance of their loans. In cases where borrowers have negative equity in their houses, they may not be able to resell their manufactured houses for enough money to repay their loans and may have less incentive to continue to repay their loans, which may lead to increased delinquencies and defaults.

Tax Risks of Our Business and Structure

Distribution requirements imposed by law limit our flexibility in executing our business plan, and we cannot assure stockholders that we will have sufficient funds to meet our distribution obligations.

          To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable income each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay federal income tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, to the extent such income is not subject to corporate tax, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.

          We intend to distribute to our stockholders at least 90% of our REIT taxable net income each year in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable net income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis, access the capital markets or liquidate investments to meet the distribution requirements that are necessary to achieve the federal income tax benefits associated with qualifying as a REIT even if our management believes that it is not in our best interest to do so. We cannot assure our stockholders that any such borrowing or capital market financing will be available to us or, if available to us, will be on terms that are favorable to us. Borrowings incurred to pay distributions will reduce the amount of cash available for operations. Any inability to borrow such funds or access the capital markets, if necessary, could jeopardize our REIT status and have a material adverse effect on our financial condition.

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

          Since our taxable period ended December 31, 2003, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure stockholders that we have been or will continue to be organized or operated in a manner to so qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes may occur in the area of REIT taxation, which require the Company continually to monitor its tax status.

          If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, (generally requiring reasonable cause for any REIT testing violations), we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the years involved. In addition, distributions to stockholders would no longer be required to be made. Even if we qualify for and maintain our REIT status, we will be subject to certain federal, state and local taxes on our property and certain of our operations.

Our use of taxable REIT subsidiaries will cause income from our servicing and insurance activities to be subject to corporate level tax and may cause us to restrict our business activities.

          To preserve our qualification as a REIT, we conduct all of our servicing and insurance activities through one or more taxable REIT subsidiaries. In addition, we may conduct some of our securitization transactions through such taxable REIT subsidiaries. A taxable REIT subsidiary is subject to federal income tax, and state and local income tax where applicable, as a regular “C” corporation. Accordingly, net income from our servicing and insurance activities is subject to corporate level tax. In addition, under the Internal Revenue Code, no more than 20% of the total value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may cause us to restrict the use of certain securitization transactions and limit the growth of our servicing and insurance subsidiaries with the potential for decreased revenue.

Our ability to securitize our loans is limited due to various federal income tax rules applicable to REITs.

          Under the Internal Revenue Code, a REIT is subject to a 100% tax on its net income derived from “prohibited transactions.” The phrase “prohibited transactions” refers to the sales of inventory or assets held primarily for sale to customers in the ordinary course of a taxpayer’s business. A taxpayer who engages in such sales is typically referred to as a dealer. The Internal Revenue Service has taken the position that if a REIT securitizes loans using a real estate mortgage investment conduit (“REMIC”) structure, then such activity will cause the REIT to be treated as a dealer, with the result that the 100% tax would apply to the net income generated from such activity. If we securitize loans using a REMIC, we intend to do so through one or more taxable REIT subsidiaries, which will not be subject to such 100% tax, but will be taxable at regular corporate federal income tax rates. We also may securitize mortgage assets through the issuance of non-REMIC securities, whereby we retain an equity interest in the mortgage-backed assets used as collateral in the securitization transaction. The issuance of any such instruments could result, however, in a portion of our assets being classified as a “taxable mortgage pool,” which would be treated as a separate corporation for U.S. federal income tax purposes, which in turn could adversely affect the treatment of our stockholders for federal income tax purposes or jeopardize our status as a REIT.

We may pay distributions that are in excess of our current and accumulated earnings and profits, which may cause our stockholders to incur adverse federal income tax consequences.

          We may pay quarterly distributions to our stockholders in excess of 100% of our estimated REIT taxable income. Distributions in excess of our current and accumulated earnings and profits are not treated as a dividend and generally will not be taxable to a taxable U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock. Instead, any such distribution generally will constitute a return of capital, which will reduce the stockholder’s adjusted basis and could result in the recognition of increased gain or decreased loss to the stockholder upon a sale of the stockholder’s stock.

Other Risks

We operate in a highly regulated industry and failure to comply with applicable laws and regulations at the federal, state or local level could negatively affect our business.

          Currently, we originate both chattel, or home-only, loans and loans collateralized by both the manufactured house and real property, or land-home loans, in 42 states. We also currently conduct servicing operations in 43 states. Most states where we operate require that we comply with a complex set of laws and regulations. These laws, which include installment sales laws, consumer lending laws and mortgage lending laws, differ from state to state, making uniform operations difficult. Most states periodically conduct examinations of our contracts and loans for compliance with state laws. In addition to state laws regulating our business, our consumer lending and servicing activities are subject to numerous federal laws and the rules and regulations promulgated there-under.

          These federal and state laws and regulations and other laws and regulations affecting our business, including zoning, density and development requirements and building and environmental rules and regulations, create a complex framework in which we originate and service manufactured housing loans. Moreover, because these laws and regulations are constantly changing, it is difficult to comprehensively identify, accurately interpret, properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. As a result, we have not always been, and may not always be, in compliance with these requirements, including licensing requirements.

          Our failure to comply with these laws and regulations can lead to:

•	defaults under contracts we have with third parties, which could cause those contracts to be terminated or renegotiated on less favorable terms;

•	civil fines and penalties and criminal liability;

•	loss of licenses, exemptions or other approved status, which could in turn require us temporarily or permanently to cease our affected operations;

•	demands for indemnification, loan repurchases or modification of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

The increasing number of federal, state and local ‘‘anti-predatory lending’’ laws may restrict our ability to originate or increase our risk of liability with respect to certain manufactured housing loans and could increase our cost of doing business.

In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called ‘‘predatory’’ lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. It is against our policy to engage in predatory lending practices and we have generally avoided originating loans that exceed the APR or ‘‘points and fees’’ thresholds of these laws, rules and regulations. These laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for our loans in the secondary market, making it difficult to fund, sell or securitize our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

We may be subject to fines, judgments or other penalties based upon the conduct of third parties with whom we do business.

The majority of our business consists of purchasing from retailers retail installment sales contracts for the sale of a manufactured house. These contracts are subject to the Federal Trade Commission’s ‘‘Holder Rule,’’ which makes us subject generally to the same claims and defenses that a consumer might have against the retailer that sold the consumer his or her manufactured house up to the value of the payments made by the consumer. Increasingly federal and state agencies, as well as private plaintiffs, have sought to impose third-party or assignee liability on purchasers or originators of loans even where the Holder Rule and similar laws do not specifically apply. We attempt to mitigate our risk for this liability by ending our relationships with retailers whose practices we believe may put us at risk and limiting our retailer network to retailers that have the ability to indemnify us against these types of claims. Although we routinely seek indemnification from retailers in these situations, there is no assurance that we will not be liable for these types of claims or that the retailer will indemnify us if we are held liable.

Common stock eligible for future sale may have adverse effects on our share price.

          We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, or the market price of our common stock. Sales of substantial amounts of common stock (including 267,500 shares of common stock issuable upon the exercise of currently outstanding options, and up to 589,500 restricted shares issued under our 2003 Equity Incentive Plan), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. We also may issue from time to time additional shares of common stock and we may grant registration rights in connection with these issuances. Sales of substantial amounts of shares of common stock or the perception that these sales could occur may adversely affect the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

Market interest rates may affect the value of our securities.

     One of the factors that investors may consider in deciding whether to buy or sell our securities is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution or interest rate on our securities or seek securities paying higher distributions or interest. It is likely that the public valuation of our common stock will be based primarily on the earnings that we derive from the difference between the interest earned on our loans less net credit losses and the interest paid on borrowed funds. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common stock.

Our rights and the rights of our stockholders to take action against our directors are limited, which could limit stockholders’ recourse in the event of certain actions.

          Our certificate of incorporation limits the liability of our directors for money damages for breach of a fiduciary duty as a director, except under limited circumstances. As a result, we and our stockholders may have more limited rights against our directors than might otherwise exist. Our bylaws require us to indemnify each director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our board of directors may change our investment and operational policies and practices without a vote of our stockholders, which limits stockholder control of our policies and practices.

          Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification and distributions, are determined by our Board of Directors. Although we have no present intention to do so, our board of directors may amend or revise these and other policies from time to time without a vote of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies. Our organizational documents do not limit the amount of indebtedness that we may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our assets, we could alter this balance at any time. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

Certain provisions of Delaware law and our governing documents may make it difficult for a third-party to acquire us.

          9.25% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.25% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Internal Revenue Code.

          The 9.25% ownership limit, as well as our ability to issue additional shares of common stock or shares of other stock (which may have rights and preferences over the common stock), may discourage a change of control of the Company and may also: (1) deter tender offers for the common stock, which offers may be advantageous to stockholders; and (2) limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.25% of the outstanding shares of the Company or otherwise effect a change of control of the Company.

          Preferred Stock. Our charter authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

          Section 203. Section 203 of the Delaware General Corporation Law is applicable to certain types of corporate takeovers. Subject to specified exceptions listed in this statute, Section 203 of the Delaware General Corporation Law provides that a corporation may not engage in any “business combination” with any “interested stockholder” for a three-year period following the date that the stockholder becomes an interested stockholder. Although these provisions do not apply in certain circumstances, the provisions of this section could discourage offers from third parties to acquire us and increase the difficulty of successfully completing this type of offer.

ITEM 2. PROPERTIES

          Our executive offices are located in approximately 20,000 square feet of leased space at 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034. The lease, which terminates on March 31, 2008, provides for monthly rent of approximately $32,000. Certain of our affiliates own interests in the company from which we lease our executive offices. Under the terms of a renewal option, if no event of default exists and no default existed within a period of one year prior to notification of our intent to renew, we have the right to extend the initial term of the lease for two three year terms. The base rent for the option terms will be calculated at 95% of the then prevailing market rates for comparable renewal space, but in any event not less than the base rate payable at the end of the current term of the lease.

          We also lease office space for our offices in other locations. We currently have a lease expiring in August 2008 for approximately 6,800 square feet of office space in Glen Allen, Virginia with a current monthly rent of approximately $9,950; a lease expiring in October 2007 for approximately 3,750 square feet of office space in Duluth, Georgia with a current monthly rent of approximately $5,000; and a lease expiring in March 2012 for approximately 42,000 square feet of office space in Fort Worth, Texas with a current monthly rent of approximately $36,000.

ITEM 3. LEGAL PROCEEDINGS

          We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our common stock has been listed on the Nasdaq National Market (“Nasdaq”) since May 5, 2004 under the symbol “ORGN.” On March 22, 2005, the closing sales price of the common stock was $6.95 and the common stock was held by approximately 64 holders of record. The following table presents the per share high and low bid prices of our common stock for the periods indicated as reported by the Nasdaq National Market. The stock prices reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2004

Period from May 5, 2004 through June 30, 2004	$8.33	$7.50
Third quarter	$8.15	$6.96
Fourth quarter	$7.80	$6.67

          The following table presents the distributions per share that were paid with respect to each quarter since our formation in October 2003.

	Distribution per share
Fiscal Year Ended December 31, 2003

Period from October 8, 2003 through December 31, 2003	$0.098

Fiscal Year Ended December 31, 2004

First quarter	$0.040
Second quarter	$0.060
Third quarter	$0.250
Fourth quarter	$0.040	*

* Paid on March 31, 2005

          In order to qualify for the tax benefits accorded to REITs under the Internal Revenue Code, we must, and we intend to, make distributions to our stockholders each year in an amount at least equal to (i) 90% of our REIT taxable net income (before the deduction for dividends paid and not including any net capital gain), plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code, minus (iii) any excess non-cash income. Differences in timing between the receipt of income and the payment of expenses and the effect of required debt amortization payments could require us to borrow funds on a short-term basis, access the capital markets or liquidate investments to meet this distribution requirement.

          The actual amount and timing of distributions will be at the discretion of our Board of Directors and will depend upon our actual results of operations, including:

•	the performance of our manufactured housing loans;

•	our ability to borrow at favorable rates and terms, including our ability to securitize manufactured housing loans we originate or purchase;

•	interest rate levels and changes in the yield curve; and

•	our ability to use hedging strategies to insulate our exposure to changing interest rates.

     To the extent not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of our taxable REIT subsidiaries in those subsidiaries.

     In the future, our Board of Directors may elect to adopt a dividend reinvestment plan.

Equity Compensation Plan Information

          The following table reflects information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by shareholders	267,500	$10.00	901,848

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

TOTAL	267,500	$10.00	901,848

ITEM 6. SELECTED FINANCIAL DATA

	Origen Financial, Inc.		Origen Financial L.L.C. (4)
		Period from	Period from		Bingham Financial Services
		October 8	January 1		Corporation (4)
	Year Ended	through	through	Year Ended	Year Ended
	December 31,	December 31,	October 7,	December 31,	December 31,
	2004	2003(1)	2003	2002	2001	2000
	(In thousands, except for per share data)
		(Restated)
Operating Statement Data:
Interest income on loans	$42,479	$7,339	$16,398	$9,963	$9,493	$14,593
Gain on sale and securitization of loans	—	—	28	2,719	5,186	27
Servicing and other revenues	11,184	2,880	7,329	7,703	14,994	10,866

Total revenue	53,663	10,219	23,755	20,385	29,673	25,486

Interest expense	15,020	2,408	11,418	5,935	7,875	14,202
Provisions for loan loss, recourse liability and write down of residual interests	10,210	768	9,849	18,176	18,118	7,671
Distribution of preferred interest	—	—	1,662	—	—	—
Other operating expenses	31,399	5,546	24,754	25,461	22,129	28,242

Total expenses	56,629	8,722	47,683	49,572	48,122	50,115

Income (loss) before income taxes	(2,966)	1,497	(23,928)	(29,187)	(18,449)	(24,629)
Provision (benefit) for income taxes(2)	—	—	—	—	1,245	(8,374)
Income (loss) before cumulative effect of change in accounting principle	(2,966)	1,497	(23,928)	(29,187)	(19,694)	(16,255)
Cumulative effect of change in accounting principle	—	—	—	—	—	—

Net Income (Loss)	$(2,966)	$1,497	$(23,928)	$(29,187)	$(19,694)	$(16,255)

Earning (loss) per share – Diluted(3)	$ (0.14)	$0.10	$—	$—	$(7.63)	$(6.19)
Distributions declared per share	$0.39	0.098	—	—	—	—

Balance Sheet Data:
Loans receivable, net of allowance for losses	$563,268	$368,040	$279,300	$173,764	$126,591	$98,633
Servicing rights	4,097	5,131	5,892	7,327	6,855	9,143
Retained interests in loan securitizations	724	749	785	5,833	—	—
Goodwill	32,277	32,277	18,332	18,332	—	—
Cash and other assets	82,181	37,876	22,894	22,492	33,646	40,105

Total assets	$682,547	$444,073	$327,203	$227,748	$167,092	$147,881

Total debt	455,914	277,441	273,186	196,031	122,999	113,617
Preferred interest in subsidiary	—	—	45,617	—	—	—
Other liabilities	23,167	24,312	22,345	21,413	53,335	23,424
Members’/Stockholders’ Equity/Capital	203,466	142,320	(13,945)	10,304	(9,242)	10,840
Other Information
Cash Flow Data: (source/(use))
From operating activities	$(210,179)	$(95,357)	$(124,461)	$(80,646)	$(63,264)	$15,696
From investing activities	26,340	851	4,272	7,670	10,871	(911)
From financing activities	250,828	100,254	121,110	73,022	49,312	(11,264)
Selected Ratios
Return on average assets	(0.52%)	1.43%	(8.52%)	(18.79%)	(15.68%)	(9.32%)
Return on average equity	(1.56%)	4.21%	(1352.96%)	(91.29%)	(165.30%)	(80.90%)
Average equity to average assets	33.03%	33.91%	0.63%	20.58%	4.22%	11.52%

(1)	Origen Financial, Inc. began operations on October 8, 2003 as a REIT with Origen Financial L.L.C. as a wholly-owned subsidiary.

(2)	As a REIT, Origen Financial, Inc. is not required to pay federal corporate income taxes on its net income that is currently distributed to its stockholders. As a limited liability company, Origen Financial L.L.C. does not incur income taxes. Bingham was taxed as a regular C corporation during the periods indicated.

(3)	As a limited liability company, Origen Financial L.L.C. did not report earnings per share.

(4)	Bingham Financial Services Corporation and Origen Financial L.L.C. are our predecessors for accounting purposes. However, we believe that their businesses, financial statements and results of operations are quantitatively different from ours. Their results of operations reflect capital constraints and corporate and business strategies, including commercial mortgage loan origination and servicing, which are different than ours. We also have elected to be taxed as a REIT. Accordingly, we believe the historical financial results of Origen Financial L.L.C. and Bingham Financial Services Corporation are not indicative of our future performance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto.

          Management’s discussion and analysis of financial condition and results of operations and liquidity and capital resources contained within this Form 10-K is more clearly understood when read in conjunction with our historical financial statements and the historical financial statements of our predecessor, Origen Financial L.L.C., as well as the related notes. The notes to the financial statements provide information about us and Origen Financial L.L.C., as well as the basis for presentation used in this Form 10-K.

Overview

          On October 8, 2003, we began operations upon the completion of a private placement of $150 million of our common stock to certain institutional and accredited investors. On February 4, 2004, we completed another private placement of $10 million of our common stock to one institutional investor. In connection with and as a condition to the October 2003 private placement, we acquired all of the equity interests of Origen Financial L.L.C. We also took steps to qualify Origen Financial, Inc. as a REIT. In May 2004, we completed an initial public offering of 8,000,000 shares of our common stock at a purchase price of $8.00 per share. In June 2004, the underwriters for the public offering purchased an additional 625,900 shares by exercising their over-allotment option. Currently, most of our operations are conducted through Origen Financial L.L.C., which is our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.

          The historical financial statements of Origen Financial L.L.C. represent combined financial condition and results of operations. We believe that the business, financial statements and results of operations of Origen Financial L.L.C. are quantitatively different from ours. Origen Financial L.L.C.’s results of operations reflect capital constraints and corporate and business strategies which are different than ours. We also have elected to be taxed as a REIT. Accordingly, we believe the historical financial results of Origen Financial L.L.C. are not indicative of our future performance.

          On March 31, 2005, we announced that we would restate our financial statements for the year ended December 31, 2003 period and for the first three quarters of 2004 to correct an interpretive error in applying accounting principles to a pool of loans acquired at a discount in October 2003. The financial statements set forth in Item 8 and the following discussion reflects the restatement.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to reserves for credit losses, recourse liabilities, servicing rights and retained interests in loans sold and securitized. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions.

          Transfers of Financial Assets: We engage in securitizations and whole loan sales of our manufactured housing loan receivables. Securitizations may take the form of a loan sale or a financing. We structured all loan securitizations occurring prior to 2003 as loan sales and all loan securitizations in 2003 and 2004 as financings for accounting purposes. In the future, we intend to structure and account for our securitizations as financings. When a loan securitization is structured as a financing, the financed asset remains on our books along with the recorded liability that evidences the financing. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An appropriate allowance for credit losses is maintained on the loans. When a loan securitization is structured as a loan sale, such as our pre-2003 transactions, any gains and losses are recognized in the consolidated statements of operations when control of the transferred financial asset is relinquished by the seller. In accordance with Statement of Financial Accounting Standards No. 140 “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” certain assets and income are recorded based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans. At the time of the sale these amounts are estimated based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and such amounts are capitalized using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as retained interests in loans sold and securitized and capitalized servicing rights. We assess the carrying value of any retained interests for impairment on a monthly basis. Any subsequent changes in fair value of the retained interests are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. There can be no assurance that our estimates used to determine the value of retained interests and the servicing asset valuations will remain appropriate for the life of the securitization.

          Investment in Loan Receivable Portfolios: In October 2003 we acquired a portfolio of manufactured housing loans at a discount. We account for our investment in the acquired loan receivable portfolio on the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” A static pool was established for the loans which had similar attributes, based on the specific seller and timing of acquisition. We account for the static pool as a unit for the economic life of the pool (similar to one loan) for recognition of the revenue from the loan receivable portfolio, for collections applied to principal of the loan receivable portfolio and for a provision for losses or impairment. Revenue from the loan receivable portfolio is accrued based on the constant effective interest rate determined for the pool applied to the pool’s adjusted cost basis. The pool’s cost basis is increased for revenue earned and decreased for collections and impairments. The constant effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for the pool.

          We monitor and evaluate actual and projected cash flows for the loan receivable portfolio on a quarterly basis. At the conclusion of our quarterly evaluation, if the revised forecasted cash flows are in excess of the forecasted cash flows prior to evaluation, the constant effective interest rate is increased prospectively. If the revised forecasted cash flows are less than the forecasted cash flows prior to evaluation, the constant effective interest rate is reduced prospectively. If the revised forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. An impairment charge is taken for the difference between the carrying value and the remaining revised forecasted cash flow amount. Additionally, if the amount and timing of future cash collections are not reasonably estimable, we will account for the portfolio on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios; all collections are first applied completely to recover the remaining cost basis of the portfolio and collections thereafter, if any, are recognized as revenue.

          Allowance for Credit Losses: Determining an appropriate allowance for credit losses involves a significant degree of estimation and judgment. The process of estimating the allowance for credit losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” provides guidance on accounting for credit losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Our loan portfolio is comprised of manufactured home loans with an average loan balance of less than $50,000. The allowance for credit losses is developed at the portfolio level and the amount of the allowance is determined by applying a probability weighting to a calculated range of losses. A lower range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and greater than 90 days delinquent). An upper range of probable losses is calculated by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Financial Accounting Standards Board Interpretation No. 14 states that a creditor should recognize the amount that is the best estimate within the estimated range of credit losses. Accordingly, our application of probability weighting to the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.

          Liability for Loans Sold With Recourse: Our predecessors sold certain pre-2002 manufactured housing loans on a whole-loan basis. At the time of such loan sales, recourse liabilities were recognized pursuant to future obligations, if any, to the applicable loan purchasers under the provisions of the respective sale agreements. Under existing recourse provisions, we are required to repurchase any loan contract that goes into default, as defined in the respective loan agreement, for the life of each loan sold, at an amount equal to the outstanding principal balance and accrued interest, and refund any purchase premiums. The loan purchasers have no recourse to our other assets for failure of debtors to pay when due .

          The loan pools subject to recourse provisions are comprised of manufactured housing loans with an average loan balance of less than $50,000. The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans we originate and service. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions, other trends affecting borrowers’ ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans.

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

          Stock Options: In connection with our formation, we adopted a stock option plan. We have elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Effective June 15, 2005, we will begin measuring compensation cost under the provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS 123R”), “Share-Based Payment” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under this pronouncement, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The fair value of each option granted would be determined using the Cox, Ross & Rubenstein binomial option-pricing model based on assumptions related to annualized dividend yield, stock price volatility, risk free rate of return and expected average term.

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

          Financial Condition

          December 31, 2004 Compared to December 31, 2003

          At December 31, 2004, we held loans representing approximately $572.9 million of principal balances, which constituted over 83% of our total assets compared to $380.1 million of principal balances, which constituted over 85% of our total assets at December 31, 2003. Approximately $402.0 million of the loans on our balance sheet at December 31, 2004 were included in our February 2004 and September 2004 public securitizations, and will continue to be carried on our balance sheet because both securitization transactions were structured as financings. To the extent loans on our balance sheet are eligible on an individual basis and not already included in our securitized pools, we plan to securitize such loans and issue asset-backed bonds through periodic transactions in the asset-backed securitization market. The timing of any securitization will depend on prevailing market conditions and the availability of sufficient total loan balances to constitute an efficient transaction.

          New loan originations for the year ended December 31, 2004 increased $63.5 million, or 33.7%, to $249.7 million, compared to $188.4 million for the year ended December 31, 2003. The increase was due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. However, the impact of the damaging hurricanes throughout the Southeast during 2004 has adversely affected us as housing sales and deliveries were slowed by the storms. This had an adverse effect on our origination volume in the third and fourth quarters of 2004.

          The carrying amount of loans receivable consisted of the following at December 31 (in thousands):

	2004	2003
Manufactured housing loans	$572,973	$380,174
Accrued interest receivable	3,285	2,608
Deferred fees	(3,100)	(3,518)

	2004	2003
Discount on purchased loans	(4,575)	(7,610)
Allowance for loan loss	(5,315)	(3,614)

	$563,268	$368,040

The following table sets forth the average individual loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2004	2003
Principal balance loans receivable	$572,973	$380,174
Number of loans receivable	13,358	9,154
Average loan balance	$43	$42
Weighted average loan yield	9.86%	10.23%
Weighted average initial term	20 years	22 years

Delinquency statistics for the loan receivable portfolio at December 31 are as follows (dollars in thousands):

	2004			2003
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	146	$5,253	0.9%	193	$7,068	1.9%
61-90	80	3,014	0.5%	83	2,943	0.8%
Greater than 90	195	7,637	1.3%	158	6,575	1.7%

          We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. The average balance of non-performing loans was $6.8 million for the year ended December 31, 2004 compared to $5.4 million for the year ended December 31, 2003, an increase of $1.4 million, or 25.9%. However, non-performing loans as a percentage of average outstanding principal balance were 1.5% for the year ended December 31, 2004 compared to 2.2% for the year ended December 31, 2003.

          The improvement in our asset quality statistics for the year ended December 31, 2004 reflects our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs. However, in the short term, charge-offs and delinquency statistics may increase slightly due to the effects of the severe hurricanes that hit the Southeast in 2004. Long term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.

          At December 31, 2004 we held 177 repossessed houses owned by us compared to 170 houses at December 31, 2003, an increase of seven houses, or 4.1%. The book value of these houses,

including repossession expenses, based on the lower of cost or market value, was approximately $3.4 million at December 31, 2004 compared to 3.7 million at December 31, 2003, a decrease of $0.3 million, or 8.1%. We also manage the repossession and disposition of houses that we service for others, and at December 31, 2004, the inventory of such houses totaled 220 compared to 405 at December 31, 2003, a decrease of 185 houses, or 45.7%. The decline in the inventory of houses from our serviced for others portfolio is largely the result of normal run-off, as the balance of loans serviced for others declined by approximately $73 million between year-end 2003 and 2004. The weighted average age in inventory of all houses, including those owned by us and those managed for others, was 136.0 days at December 31, 2004 compared to 143.8 days, at December 31, 2003.

          The allowance for loan loss increased $1.7 million, or 47.2%, to $5.3 million at December 31, 2004, from $3.6 million at December 31, 2003. The primary reason for the increase in the allowance level is the 53.1% increase in the outstanding loan receivable balance. The percentage increase in the level of our allowance compared to the percentage increase in the loan portfolio balance has been favorably impacted by the higher credit quality of our new loan originations. We measure loan quality in several ways. In addition to using TNG™, our internally developed credit scoring model, we also score our loans using a widely used credit-scoring model commonly referred to as FICO®. The weighted average FICO® score for loans originated in 2004 increased to 721 compared to 719 for those loans originated in 2003, continuing the trend of improving credit quality that began with our 2002 loan originations. Aside from the credit quality of the borrower, we have further reduced the risk of loss for loans originated in years 2003 and 2004 by reducing the average loan term and lowering the average loan-to-invoice ratio (“LTI”). The percentage of loans originated with terms less than 20 years increased from 87% to 95% and the average LTI remained constant at 1.26%. Improved loan quality should continue to decrease delinquency rates, loss severity and losses going forward as the outstanding principal balances of the pre-2002 originated loans in the portfolio decreases and are replaced by the higher credit quality originations.

          Through our wholly-owned subsidiary, Origen Servicing, Inc., we provide loan servicing for manufactured housing loans that we and our predecessors have originated or purchased, and for loans originated by third parties. As of December 31, 2004 we serviced approximately $1.37 billion of loans, consisting of approximately $796.8 million of loans serviced for others and approximately $ 573.0 million of loans that we own. Included in the loans serviced for others are $176.8 million of loans that we or our predecessors originated and subsequently sold in two pre-2003 securitization transactions. As part of our contractual services, certain of our servicing contracts require us to advance uncollected principal and interest payments at a prescribed cut-off date each month to an appointed trustee on behalf of the investors in the loans. We are reimbursed by the trust in the event such delinquent principal and interest payments remain uncollected during the next reporting period. Also, as part of the servicing function, in order to protect the value of the housing asset underlying the loan, we are required to advance certain expenses such as taxes, insurance costs and costs related to the foreclosure or repossession process as necessary. Such expenditures are reported to the appropriate trustee for reimbursement. At December 31, 2004, we had servicing advances outstanding of approximately $9.1 million compared to $10.5 million at December 31, 2003, a decrease of 13.3%.

          As a result of the acquisition of Origen Financial L.L.C. on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. Based upon our estimate of the fair value of Origen Financial L.L.C. at December 31, 2004, there was no impairment of the recorded value of goodwill.

          In the past, our predecessor companies sold loans with recourse. We monitor the performance of these loans and each month we perform a valuation to determine the adequacy of the reserve. For the year ended December 31, 2004 the liability was increased by $3.1 million through a charge to earnings. There was no increase to the liability for the year ended December 31, 2003. The increase to the recourse liability in 2004 is primarily due to continued performance deterioration of a pool of loans originally sold by a predecessor with full recourse in 2000. These loans, which we do not service, have a large concentration in the state of Michigan and in states impacted by the hurricanes of 2004. Michigan has experienced a difficult economy during 2004 and these difficulties have translated into unanticipated increases in late stage loan delinquencies and defaults in the recourse loan pool. Likewise, we saw similar increases in delinquencies in the hurricane affected states. The pool of loans has continued to experience actual losses in excess of that estimated at the time of sale. The principal balance of the loan pool at the date of sale was approximately $114.4 million, and as of December 31, 2004, the remaining loan principal balance is approximately $45.1 million. We regularly evaluate the recourse liability for adequacy by taking into consideration factors such as changes in outstanding principal balance of the portfolios of loans sold with recourse; trends in actual and forecasted portfolio performance, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to pay. If actual results differ from our estimates, we may be required to adjust our liability accordingly. On a prospective basis, we do not expect to experience any significant increases in our recorded liability with respect to this loan pool, as the related loan balances continue to pay down and the life of the loans extend beyond the peak loss periods in their normal life cycle. At December 31, 2004, the reserve for loan recourse liability was $6.6 million as compared to $8.7 million, a decrease of 24.1%. The remaining principal balance of all loans sold with recourse at December 31, 2004 was $51.5 million versus $86.1 million at December 31, 2003, a decrease of 24.3%.

          Bonds outstanding, relating to securitized financings utilizing asset-backed structures, totaled $328.4 million at December 31, 2004. These bonds represented two securitized transactions. Origen 2004-A, issued in February 2004, had bonds outstanding of $167.9 million and Origen 2004-B, issued in September 2004, had bonds outstanding of $160.5 million. There were no bonds outstanding at December 31, 2003.

          At December 31, 2004 our total borrowings under our short-term securitization arrangement with Citigroup Global Markets Realty Corp. were $107.4 million compared to $273.4 million at December 31, 2003. We use the Citigroup facility to fund loans we originate or purchase until such time as they can be included in one of our securitization transactions. We used the proceeds of our February 2004 and September 2004 public securitizations and our May 2004 initial public offering to reduce borrowings outstanding on the Citigroup facility.

          We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA). Until the most recent renewal date of December 31, 2004, the terms of the facility allowed us to borrow up to $7 million for the purpose of funding required principal and interest advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers on such manufactured home loans. At December 31, 2004 we had no outstanding balance on the facility compared to $4.0 million outstanding at December 31, 2003. The facility was renewed on January 14, 2005, with a borrowing limit of $5 million. The lower limit reflects our assessment of amounts likely to be utilized under the facility during its term, which expires on December 31, 2005.

          Stockholders’ equity at December 31, 2003 was approximately $142.3 million. We raised $142.2 million from our common stock offering of 15 million shares in a Rule 144A private transaction that closed on October 8, 2003, after deducting related offering costs. We earned approximately $1.5 million for the period October 8, 2003 through December 31, 2003 and declared approximately $1.5 million in distributions in December 2003. The distributions were recorded as a liability and a reduction to stockholders’ equity. The distributions were paid in January 2004. We recorded unearned stock compensation in the amount of $1.1 million relating to restricted shares granted to executive management and independent directors concurrent with the closing of our October 2003 common stock offering.

          In February 2004, we sold an additional 1 million shares, also in a Rule 144A private transaction. In May 2004, we issued 8 million shares in an initial public offering and sold an additional 625,900 shares pursuant to an underwriter’s over-allotment option. After deducting offering costs, we netted cash of $72.2 million from the February sale and the initial public offering. For the year ended December 31, 2004, we made distributions to our stockholders of approximately $8.5 million in the form of dividends. This amount differs significantly from our book and “REIT taxable net income”. The distributions are reflected as a reduction of stockholders’ equity. In the future we expect to pay dividends at an amount approximating our REIT taxable net income. Our book net income in accordance with GAAP on a consolidated basis will differ from our REIT taxable net income due to book/tax differences relating to timing of transactions and the exclusion of the results of operations of any of our taxable REIT subsidiaries. Stockholders’ equity at December 31, 2004 was approximately $203.5 million.

Results of Operations for the Years Ended December 31, 2004 and December 31, 2003 (pro forma of Origen Financial Inc.)

          The following schedule is a presentation of the results of operations for the twelve months ended December 31, 2004, of Origen Financial, Inc. and a pro forma presentation of the combined results of operations, for the year 2003, of Origen Financial L.L.C. (January 1, 2003 through October 7, 2003) and Origen Financial, Inc. (October 8, 2003 through December 31, 2003). The historical results of Origen Financial L.L.C. for 2003 have been combined with those of Origen Financial, Inc. because we feel this comparison is the most meaningful since the operations were substantially the same for all of 2003 and there was no significant difference between the cost basis Origen Financial L.L.C.’s assets and their respective fair values at October 8, 2003.

          The pro forma combined results of operations for the year ended December 31, 2003 reflect a restatement of previously issued financial statements as the result of the correction of an interpretive error in applying accounting principles to a pool of loans acquired at a discount in October 2003. The effect of the correction reduced interest income by approximately $438,000 for the year ended December 31, 2003.

	2004	2003
	(in thousands)
		(Restated)
Interest Income
Total interest income	$42,479	$23,737
Total interest expense	15,020	13,826

Net interest income before loan losses	27,459	9,911

Provision for credit losses and recourse liability	10,185	5,533

Net interest income after loan losses	17,274	4,378

Non-interest income	11,184	10,237

Non-interest Expenses
Personnel	21,947	20,206
Loan origination and servicing	1,354	1,199

Write down of residual interest	25	5,084
State business taxes	312	121
Other operating	7,786	10,436

Total non-interest expense	31,424	37,046

Net loss	$(2,966)	$(22,431)

          Loan originations increased $63.5 million, or 33.7% from $188.4 million to $251.9 million. For the year 2004, chattel loans comprised approximately 97% of loans originated compared to approximately 95% for year 2003. The balance of loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.

          Interest income on loans increased by $16.2 million, from $23.7 million to $39.9 million, or 68.4%. This increase in interest income resulted primarily from an increase in the average outstanding balance of manufactured housing loan receivables of $214.4 million from $250.2 million to $464.6 million, or 85.7%. The increase in the average receivable balance was partially offset by a decrease in the average yield on the portfolio from 9.5% to 8.6%. The decrease in the yield on the portfolio was a result of our continued efforts to originate higher credit quality, shorter term loans. Generally, higher credit quality, shorter term loans carry a lower interest rate.

          Interest income on other interest earning assets increased from $0.03 million to $2.6 million. The increase was primarily the result of purchases during 2004 of asset-backed securities that we plan to hold for investment. Such securities are carried on our balance sheet at amortized cost, which at December 31, 2004 was $37.6 million. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. Other interest earning assets in 2003 consisted primarily of restricted cash in the form of servicing related escrow accounts.

          Interest expense increased to $15.0 million from $13.8 million, or 8.7%. Average interest-bearing liabilities increased from $237.6 million to $362.6 million. However the interest rate on interest bearing liabilities decreased from 5.8% to 4.1%. In the absence of other capital sources prior to the $150.0 million private placement of our common stock in October 2003, it was necessary to rely on high cost, short-term borrowed funds. The historically low rates on loan funding facilities accessed during 2003 were partially offset by the continued use of high cost borrowings to fund shortfalls in cash from operations through October 7, 2003. Given our improved capital position resulting from our private placement and initial public offering of common stock in May 2004 and our February 2004 and September 2004 securitizations, we anticipate that there will be no discernable need for the type of short-term, high-cost borrowings that were utilized during 2003. We expect that our improved capital position will allow us to negotiate more favorable terms on our loan warehouse facilities and other borrowings in the future.

          The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
					(Restated)
Interest earning assets:
Manufactured housing loans	$464,578	$39,862	8.58%	$250,193	$23,707	9.48%
Investment securities	28,109	2,397	8.53%	—	—	—
Other	18,855	220	1.17%	3,449	30	0.87%

Total	$511,542	$42,479	8.30%	$253,642	$23,737	9.36%

Interest bearing liabilities:
Loan funding facilities	$344,502	$14,582	4.23%	$236,245	$13,770	5.83%
Repurchase agreement - investment securities	17,573	399	2.27%	—	—	—
Notes payable – servicing advances	553	39	7.05%	1,333	56	4.20%

Total	$362,628	$15,020	4.14%	$237,578	$13,826	5.82%

Net interest income and interest rate spread		$27,459	4.16%		$9,911	3.54%

Net yield on average interest earning assets			5.37%			3.91%

          The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the year ended December 31, 2004 compared to the year ended December 31, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$18,395	$(2,240)	$16,155
Investment securities	2,397	—	2,397
Other	180	10	190

Total interest income	$20,972	$(2,230)	$18,742

Interest bearing liabilities:
Loan funding facilities	$4,582	$(3,770)	$812
Repurchase agreement - investment securities	399	—	399
Notes payable – servicing advances	(55)	38	(17)

Total interest expense	$4,926	$(3,732)	$1,194

Increase in net interest income			$17,548

          Monthly provisions are made to the allowance for general loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The provision for credit losses increased $1.6 million, or 29.0%, from $5.5 million to $7.1 million. The increase is primarily related to the increase in the outstanding principal balance of the loan portfolio through new loan originations offset by charge-offs. However, our provision for mortgage loan losses has not increased at the same rate as our mortgage loan portfolio due to the improved credit quality and reduced charge-offs of our new originations. Delinquency rates on more recent vintage year loans have shown consistent improvement from 2003 to 2004. At December 31, 2004, 89.6% of our owned loan portfolio was originated after December 31, 2001, compared with 81.0% at December 31, 2003. This is significant because in 2002 we introduced a significantly improved internally developed credit-scoring model, TNG™, and implemented new underwriting procedures around this model, both of which greatly improved the quality of our loan originations.

          In the fourth quarter 2004, $3.1 million was added, through a charge against earnings, to the provision for losses on loans sold with recourse. No additional provision for loan recourse losses was made in year 2003. The primary reason for the increase to the provision for losses relates to a pool of loans sold, with full recourse, by our predecessor in 2000. During the fourth quarter of 2004, this pool of loans experienced actual losses in excess of that estimated previously, largely due, in our estimation, to the difficult economy in Michigan during 2004 and the effect of the hurricanes. The loans in the pool include a significant amount of Michigan originations and the difficult Michigan economy has caused an increase in late stage delinquencies. The increased loss provision is based on an increase in the estimated cumulative life-time losses on the remaining loans in the pool and the resulting impact on the calculated present value of expected future obligations. We regularly evaluate the recourse liability for adequacy by taking into consideration factors such as changes in outstanding principal balance of the portfolios of loans sold with recourse; trends in actual and forecasted portfolio performance, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to pay. When actual results differ from our estimates, we adjust our liability accordingly. The original pool balance was $114.4 million. The pool balance at December 31, 2004 is $45.1 million, which represents 39.4% of the original pool balance. On a prospective basis, we do not expect to experience any significant increases in losses on these loans, with respect to this loan pool, as the related loan balances continue to pay down and the life of the loans extend beyond the peak loss periods in their normal life cycle.

          Non-interest income for year 2004 totaled $11.2 million as compared to $10.2 million for year 2003, an increase of 9.8%. The primary components of non-interest income are fees and other income from loan servicing and insurance operations. Loan servicing fees comprised approximately 83% of non-interest income in 2004 and approximately 74% in 2003, reflecting the overall increase in the serviced loan portfolio. Servicing fees were negatively impacted, however, during 2004 due to a subordination to bond investors of the payment of our servicing fees from our 2002-A securitization transaction. In March 2004, due to greater than originally anticipated losses in the 2002-A loan pool, the over-collateralization of the 2002-A bonds fell below the contractual requirement, which triggered the subordination of our servicing fee. The regular payment of the servicing fee will be resumed in the event the contractually required over-collateralization level is attained. Our projections indicate that there will be sufficient cash available to recover all loan servicing fees due us over the life of the transaction. However, our analysis indicates that the earliest likely payment date of such fees will occur during year 2018, which is the contractual early call date for the bond issue. Accordingly, we adjusted our monthly accrual of the 2002-A servicing fee based on a net present value calculation that assumes a discount rate of 12% and a lump-sum pay-out of the servicing fees due us in June of 2018. The negative impact of this subordination of servicing fees for 2004 was a reduction in servicing fee income of approximately $500,000.

          Total non-interest expense for 2004 was $31.4 million as compared to $37.0 million for 2003. Following is a discussion of the decrease of $5.6 million, or 15.1%.

          Total personnel expenses increased $1.7 million or 8.4% from $20.2 million to $21.9 million. Salaries and commissions increased 12.4%, from $12.9 million to $14.5 million as a result of the increase during 2004 in the average number of full time employee equivalents from 252 to 265, the cost of a December 2004 reduction in force of approximately 8% of our authorized positions, and increased commissions due to increased sales. The expenses incurred in relation to the reduction in force consisted primarily of severance payments and employee relocation costs. As a consequence of the reduction in force, it was necessary to require several employees to relocate in response to changed responsibilities. The approximate cost of the reduction in force and related relocations was $500,000. The most significant increase in personnel expense in 2004 related to stock compensation expense under our Equity Incentive Plan. This non-cash expense increased from $0.1 million in 2003 to $2.1 million in 2004. The plan did not go into effect until the last quarter of 2003, following our October 2003 $150.0 million private placement of common stock. The number of shares of common stock granted under the Equity Incentive Plan increased from 182,500 to 589,500. The cost of the stock grants is being amortized over the related service periods. The increase in salaries and stock compensation expense was partially offset by a decrease in total bonus expense of $1.6 million. Of the $1.5 million of bonus expense in 2004, $300,000 related to quarterly incentive payments, primarily to non-management personnel. For 2003, approximately $1 million of the total bonus expense of $3.1 million related to such non-annual payments.

          Annual performance bonuses are paid at the discretion of the compensation committee of the Board of Directors. Through the first three quarters of 2004 there was no accrual for annual performance bonuses due to the fact that our actual operating results were not keeping pace with our budgeted operating results. In the fourth quarter of 2004 the compensation committee determined that the payment of an annual performance bonus was in the best interests of the Company, albeit at a level significantly reduced from the prior year because targeted profit and loan origination goals were not attained. Accordingly, due to the achievement of numerous personal goals and for competitive considerations, an accrual of $1.2 million was established in the fourth quarter 2004 for the payment of annual performance bonuses for the year 2004. Such bonuses were paid in March 2005.

          Loan origination and servicing expenses increased $0.2 million, or 16.7% from $1.2 million to $1.4 million. The increase is directly related to the increase in loan originations from $188.4 million to $251.9 million and an increase in the servicing portfolio from $1.29 billion to $1.37 billion. The increase in these costs was partially mitigated by the consolidation of the majority of our origination operations in Southfield, Michigan and the consolidation and streamlining of much of our repossession operations in our Fort Worth, Texas offices in 2004.

          Securitized loan transactions completed during years 2002 and 2001 were structured as loan sales for accounting purposes. As a result, our predecessor companies recorded an asset representing residual interests in the loans at the time of sale, based on the discounted values of the projected cash flows over the expected life of the loans sold. Due to deterioration (beginning in 2002 and accelerating in 2003) in the credit performance of these sold loans as compared to the initially projected performance, it was necessary to adjust the carrying value of these residual interests by $25,000 in 2004 compared to a write down of $5.0 million in 2003. On a prospective basis, we do not expect to record any significant write-downs, as we only have residual balances remaining on our balance sheet of approximately $724,000. Since 2002, neither we nor our predecessor has structured a securitization transaction in a manner requiring gain on sale treatment , nor is it our intention to do so in the future.

          As a national loan originator and servicer of manufactured housing loans, we are required to be licensed in all states in which we conduct business. Accordingly, we are subject to taxation by the states in which we conduct business. Depending on the individual state, taxes may be based on proportioned revenue, net income, capital base or asset base. In 2004 we incurred state taxes of $312,000 as compared to $121,000 in 2003.

          Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased $2.6 million, or 25.0%, from $10.4 million to $7.8 million, the details of which are discussed below.

          Occupancy and equipment, office expense and telephone expense decreased a total of approximately $0.3 million, or 6.3%, from $4.7 million to $4.4 primarily as a result of consolidating a significant amount of our loan origination functions to Southfield, Michigan in April 2003.

          Professional fees decreased $1.8 million, or 66.7%, from $2.7 million to $0.9 million. The primary reasons for the decrease related to a reduction in the use of outside professionals and consultants that were used prior to October 2003 as we attempted to raise capital, undertook certain licensing efforts, pursued several information technology initiatives and various other legal expenses. We have made a concerted effort to shift more of these functions, when feasible, to our in-house personnel.

          Miscellaneous expenses decreased approximately $0.5 million from $3.0 million to $2.5 million. The decrease was primarily the result of $1.7 million in costs associated with minority interests in 2003, offset by an increase of approximately $1.1 million in director and officer liability insurance related to our formation as a REIT in October 2003 and our conversion to a publicly traded company following our initial public offering in May 2004.

Results of Operations for the Years Ended December 31, 2003 (pro forma of Origen Financial, Inc.) and December 31, 2002 (Origen Financial L.L.C.)

          Loan originations for the twelve months ended December 31, 2003 totaled $188.4 million versus $191.3 million for the full year of 2002. For year 2003, chattel loans comprised approximately 95% of loans originated compared to approximately 92% for year 2002. The balance of the loans originated in each year were land-home loans, which represent manufactured housing loans additionally secured by real estate.

          Interest income on loans of $23.7 million was significantly greater in 2003 as compared to $10.0 million in 2002, primarily because during 2003 we utilized a combination of loan funding facilities to finance our loan portfolio on book, whereas during 2002 we sold a substantial portion of our loan portfolio in a securitized transaction, the structure of which required gain on sale treatment for accounting purposes. In March 2002, we sold approximately $135 million of our loans through a securitized structure, retaining a residual interest in such loans representing an initial retention of approximately 4%. Accordingly, we had less interest-earning assets on our books during year 2002. For the year 2003, we had average interest-earning assets of $264.0 million as compared to $93.9 million for year 2002. This was offset to a degree by lower average interest rates during 2003. Average rates for interest-earning assets during 2003 were 9.40% versus 10.67% for year 2002.

          Interest expense increased significantly during year 2003 to $13.8 million compared to $5.9 million in 2002. As operating losses were incurred during 2002 and 2003, it was necessary to rely to an increasing degree, in the absence of adequate permanent capital, on high cost, short-term borrowed funds. Average interest-bearing liabilities for year 2003 were $370.2 million, as compared to $108.5 million for 2002. Of the $370.2 million average interest-bearing liabilities for year 2003, approximately $197.8 million related to financing treatment relating to loans receivable funded by the Citigroup facility. This was a significant reason for the increased interest expense in 2003. Average interest rates on interest-bearing liabilities were lower in 2003 than in 2002. However, the historically low rates on loan funding facilities accessed during 2003 were partially offset by the continued use of high cost borrowings to fund shortfalls in cash from operations through October 7, 2003. The average rate on interest-bearing liabilities for 2003 was 4.17% as compared to 5.47% for 2002. Interest expense incurred during years 2003 and 2002 is not indicative of future interest expense.

          While the average serviced loan portfolio remained fairly constant during years 2003 and 2002 at approximately $1.3 billion, we realized an increase in loan servicing fees during year 2003. Typically, we receive servicing fees of 1.00% on loans we place in securitized transactions. During 2003, we financed our loans primarily using a short-term securitized structure, the terms of which specified a servicing fee of 1.25%, resulting in higher servicing income on a significant portion of our serviced loans.

          Provisions for credit losses and loan recourse reserves were substantially lower in year 2003 at $5.5 million as compared to $16.1 million in 2002. In 2002, due to the continued performance deterioration of a pool of loans originally sold with full recourse in year 2000, it was necessary for our predecessor company to greatly increase its provision for such recourse. The principal balance of the loan pool at the date of sale was approximately $114.4 million, and as of December 31, 2003, the remaining loan principal balance is approximately $56.5 million. These loan balances are not carried on our books, since ownership of the loans was transferred to the acquirer in a true sale transaction, albeit with 100% recourse for loans that become 90-days delinquent.

          The March 2002 securitized loan sale was accounted for using gain on sale treatment. The resulting net gain recorded in year 2002 was approximately $2.7 million. Our 2003 private securitization with Citigroup was structured as a financing.

          Other income increased substantially in year 2003 compared to 2002. Such income consists primarily of ancillary revenue relating to our loan servicing operations. This revenue is substantially derived from commissions on force-placed insurance on loans serviced and late fees retained by us as collected from delinquent borrowers.

          For 2003 total credit losses on loans we originated, including losses relating to assets securitized by us and loans sold with full or partial recourse, amounted to approximately 3.37% of the average principal balance of the related loans, compared to approximately 3.70% for 2002. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At

December 31, 2003, the 30 days or greater delinquency rate on loans was 5.59%, compared to 4.13% at December 31, 2002.

          Non interest income decreased slightly from $10.4 million in 2002 to $10.2 million in 2003. Such income consists primarily of fees from loan servicing activities and insurance operations.

          Non interest expenses increased by $9.5 million in 2003. The most significant increases were in personnel costs, residual interest write downs and other operating expenses.

          Personnel costs increased $3.4 million primarily due to an increase in the average number of employees between years 2003 and 2002 and costs associated with a change of control payment to one of our executives. The October 8, 2003 common stock offering triggered a change of control provision in the employment contract of the Chief Executive Officer of Origen Financial L.L.C., which was satisfied by the payment of approximately $944,000 in stock grants and cash. At December 31, 2003, we had 262 employees. The average number of employees for the year 2003 was 252 versus 236 in 2002, an increase of 6.8%. In 2002, there were approximately $1.6 million of reorganization costs, most of which were personnel related.

          Securitized loan transactions completed during years 2002 and 2001 were structured as loan sales for accounting purposes. As a result, our predecessor companies recorded an asset representing residual interests in the loans at the time of sale, based on the discounted values of the projected cash flows over the expected life of the loans sold. Due to deterioration (beginning in 2002 and accelerating in 2003) in the credit performance of these sold loans as compared to the initially projected performance, it was necessary to adjust the carrying value of these residual interests during both years 2003 and 2002. As a result, a write-down of approximately $5 million was taken in 2003 and approximately $2.1 million was taken in 2002. On a going-forward basis, we do not expect to experience this magnitude of write-down, as we only have residual balances remaining on our balance sheet of approximately $749,000. Our 2003 private securitization with Citigroup was structured as a financing. Since 2002, neither we nor our predecessor companies have structured a securitization transaction in a manner requiring gain on sale treatment, nor is it our intention to do so in the future.

          Other operating expenses increased by almost $2.7 million in 2003 as compared to 2002. This increase was largely attributable to approximately $2.5 million related to the extensive use of outside professional services, primarily law firms, in the process of determining all state licensing requirements and the securing of such licenses, as well as professional services used in the pursuit of capital, other than that incurred for the October 2003 stock offering.

Liquidity and Capital Resources

          We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At December 31, 2004 we had approximately $9.3 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and loan sales and securitizations.

          All references to historical cash flows for the year ended December 31, 2003 include the cash flows of our predecessors. Cash used in operating activities during the year ended December 31, 2004, totaled $210.2 million versus $219.8 million for the year ended December 31, 2003. Cash used to originate and purchase loans increased 9.5%, or $23.3 million, to $269.8 million for the year ended December 31, 2004 compared to $246.5 million for the year ended December 31, 2003. The increased origination volume is a result of increased market share resulting from our focus on customer service and the use of technology to deliver our products and services and from the exit of several of our competitors from the manufactured housing lending business. Principal collections on loans totaled $54.2 million for the year ended December 31, 2004 as compared to $45.9 million for the year ended December 31, 2003, an increase of $8.3 million, or 18.1%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $464.6 million for the year ended December 31, 2004 compared to $250.2 million for the year ended December 31, 2003, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.

          Cash used in investing activities was $26.3 million in the year ended December 31, 2004 versus cash provided by investins activities of $5.1 million for the year ended December 31, 2003. The primary reason for the increase was the purchase of approximately $41.3 million of bonds issued in conjunction with asset-backed securitization transactions. The bonds are collateralized by manufactured housing loans and are classified as held-to-maturity. The bonds were purchased at a discount to par, have a weighted average contractual maturity of 28.7 years and a weighted average contractual yield of 8.53%.

          The primary sources of cash during the year ended December 31, 2004 were approximately $368.8 million in net proceeds from two securitized financing transactions, one completed in February 2004 and the other completed in September 2004, and approximately $72.2 million from the issuance of our common stock. Proceeds from the securitizations and from the issuance of common stock were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup and to fund new loan originations.

          On February 11, 2004, we completed our 2004-A securitized financing transaction for approximately $240.0 million of loans, which was funded by issuing bonds in the approximate amount of $200 million, at a duration-weighted average interest cost of 5.31%. We structured the transaction to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. The outstanding balance of the 2004-A notes issued was approximately $167.8 million at December 31, 2004. On September 29, 2004, we completed our 2004-B securitized financing transaction for approximately $200 million of loans, which was funded by issuing bonds in the approximate amount of $169.0 million, at a duration-weighted average interest cost of 5.41%. This transaction was also structured to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. The outstanding balance of the 2004-B notes issued was approximately $160.5 million at December 31, 2004.

          Access to the securitization market is very important to our business. The proceeds from successful securitization transactions generally are applied to paying down our other short-term credit facilities giving us renewed borrowing capacity to fund new loan originations. Numerous factors affect our ability to complete a successful securitization, including factors beyond our control. These include general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt. In the event these factors are unfavorable our ability to successfully complete securitization transactions is impeded and our liquidity and capital resources are affected negatively.

          We currently have a loan funding facility with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and revised in November 2003 to split the loans into two pools, one under a note due in April 2004 and one under a note due in November 2004, we pledge loans as collateral and in turn are advanced funds. On March 30, 2004 the terms of the agreement were modified by segregating the pledged loans into three separate pools designated 2004-1A, 2004-1B and 2004-1C. The maximum advance amount on 2004-1A (for new loan production) was set at $170.0 million, the fixed advance amount on 2004-1B (for loans originated in 2003) was set at approximately $71.6 million and the maximum amount on 2004-1C (for loans acquired from third parties) was set at $150.0 million. The modification added a stratified advance rate for each pool and reduced the stated interest rate on all three pools. Additionally, the maturity date was fixed on 2004-1A at March 29, 2005, on 2004-1B at November 16, 2004 and on 2004-1C at March 28, 2006. On November 16, 2004 the note related to the 2004-1B pool of loans matured and the outstanding debt balance was rolled into the pool designated as 2004-1A. On March 24, 2005 the note related to 2004-1C was terminated and the pool of loans pledged as collateral on that note was combined with the pool of loans pledged as collateral related to 2004-1A. The 2004-1A note was renewed and its maturity was extended to March 23, 2006, the maximum advance amount was increased to $200 million and the stated interest rate was reduced. There was $107.4 million and $273.4 million in outstanding balance on the notes issued, at December 31, 2004 and 2003, respectively.

          We currently have two separate repurchase agreements with Citigroup for the purpose of financing the purchase of investments in two asset backed securities with principal balances of $32.0 million and $3.1 million, respectively. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase the interests at a predetermined future date at the principal amount sold plus an interest component. The securities were financed at an amount equal to 75% of the current market value as determined by Citigroup. At December 31, 2004 the repurchase agreements had outstanding principal balances of approximately $18.4 million and $1.8 million, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire. Annual interest rates on the agreements are equal to LIBOR plus a spread.

          We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA). Under the terms of the facility, until the most recent expiration date of December 31, 2004, we could borrow up to $7 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers. The outstanding balance under the facility accrues interest at the bank’s prime rate. To secure the loan, we have granted the bank a security interest in substantially all of our assets excluding securitized loans. The facility expired on December 31, 2004 at which time there was no balance outstanding. The facility was subsequently renewed on January 14, 2005, under the same terms and conditions, except that the borrowing limit was lowered to $5.0 million, reflecting the Company’s revised assessment as to amounts likely to be utilized under the facility. The expiration date of the renewed facility is December 31, 2005.

          In addition to borrowings under our credit facilities, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2004:

		Less than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter
Notes payable – Citigroup(1)	$107,373	$83,279	$24,094	$—	$—
Notes payable – 2004 - A securitization (2)	167,887	3,173	11,623	9,887	143,204
Notes payable – 2004 - B securitization (3)	160,501	3,033	11,111	9,452	136,905
Repurchase agreement (4)	20,153	20,153	—	—	—
Operating leases	5,421	1,004	2,801	948	668

Total Contractual Obligations	$461,335	$110,642	$49,629	$20,287	$280,777

(1)	Origen Financial L.L.C. and Origen Securitization Company, LLC, one of our special purpose entity subsidiaries, are borrowers under the short-term securitization facility with Citigroup.

(2)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Trust 2004-A, is the issuer of the notes payable under the 2004 — A securitization.

(3)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Trust 2004-B, is the issuer of the notes payable under the 2004 — B securitization.

(4)	Origen Financial L.L.C. is the borrower under the Citigroup repurchase agreement.

          Effective January 1, 2004, we sold 125 shares of our Series A Cumulative Redeemable Preferred Stock directly to 125 investors at a per share price of $1,000.00. The transaction resulted in net proceeds of $95,000.

          On February 4, 2004, we completed a private placement of 1,000,000 shares of our common stock to one institutional investor. In May 2004, we completed an initial public offering of 8,000,000 shares of our common stock. In June 2004, the underwriters for the offering purchased an additional 625,900 shares by exercising their over-allotment option. Aggregate net proceeds from these three transactions were approximately $72.2 million after the underwriters’ discount and expenses. The net proceeds were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup and to fund new loan originations. The net proceeds from these offerings, cash generated from operations and borrowings under our Citigroup facility will enable us to meet our liquidity needs for at least 12 months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If adverse market conditions require or if loan purchase opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock sooner than anticipated.

          Our long-term liquidity and capital requirements consist primarily of funds necessary to originate and hold manufactured housing loans, acquire and hold manufactured housing loans originated by third parties and expand our loan servicing operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we will require external sources of capital, including sales of shares of our common and preferred stock and third-party borrowings. We intend to continue to access the asset-backed securities market for the long-term financing of our loans in order to match the interest rate risk between our loans and the related long-term funding source. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt.

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

Safe Harbor Statement

          This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-K that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Form 10-K. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include:

•	the performance of our manufactured housing loans;

•	our ability to borrow at favorable rates and terms;

•	the supply of manufactured housing loans;

•	interest rate levels and changes in the yield curve (which is the curve formed by the differing Treasury rates paid on one, two, three, five, ten and 30 year term debt);

•	our ability to use hedging strategies to insulate our exposure to changing interest rates;

•	changes in, and the costs associated with complying with, federal, state and local regulations, including consumer finance and housing regulations;

•	applicable laws, including federal income tax laws;

•	general economic conditions in the markets in which we operate and those referenced under the headings entitled “Factors That May Affect Future Results” or “Risk Factors” contained in this Form 10-K and the Company’s filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to us on the date of this Form 10-K. We do not intend to update or revise any forward-looking statements that we make in this document or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.

          The average outstanding balance of our variable rate debt, under which we paid interest at various LIBOR rates plus a spread, totaled $127.5 million and $157.2 million at December 31, 2004 and 2003, respectively. If LIBOR increased or decreased by 1.0% during the years ended December 31, 2004 and 2003, we believe our interest expense would have increased or decreased by approximately $1.2 million and $0.4 million, respectively, based on the $127.5 million and $157.2 million average balance outstanding under our variable rate debt facilities for the years ended December 31, 2004 and 2003, respectively. The increase or decrease in interest expense related to an increase or decrease in LIBOR is mitigated somewhat because our average variable rate debt outstanding for the years ended December 31, 2004 and 2003, was hedged for portions of the periods through the use of interest rate swap agreements thus minimizing the effect of changes in the benchmark LIBOR rate. We had no variable rate interest earning assets outstanding during the years ended December 31, 2004 or 2003.

          The following table shows the contractual maturity dates of our assets and liabilities at December 31, 2004. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$9,293	$—	$—	$—	$9,293
Restricted cash	9,222	—	—	—	9,222
Loans receivable, net	2,565	8,083	72,162	480,458	563,268
Investments	—	—	—	37,622	37,622
Furniture, fixtures and equipment, net	186	584	1,566	—	2,336
Goodwill	—	—	—	32,277	32,277
Other assets	10,962	8,639	6,448	2,480	28,529

Total assets	$32,228	$17,306	$80,176	$552,837	$682,547

Liabilities and Stockholders’ Equity
Warehouse financing	$83,279	$464	$23,630	$—	$107,373
Securitization financing	1,552	4,655	41,117	281,064	328,388
Repurchase agreements	20,153	—	—	—	20,153
Recourse liability	389	1,006	3,423	1,785	6,603
Other liabilities	15,535	293	—	736	16,564

Total liabilities	120,908	6,418	68,170	283,585	479,081

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Preferred stock	—	—	—	125	125
Common stock	—	—	—	252	252
Paid-in-capital	—	—	—	210,639	210,639
Accumulated other comprehensive loss	(9)	(26)	(226)	(1,546)	(1,807)
Unearned stock compensation	(660)	(1,426)	(704)	—	(2,790)

Retained earnings (deficit)	—	—	—	(2,953)	(2,953)
Total stockholders’ equity	(669)	(1,452)	(930)	206,517	203,466

Total liabilities and stockholders’ equity	$120,239	$4,966	$67,240	$490,102	$682,547

Interest sensitivity gap	$(88,011)	$12,340	$12,936	$62,735
Interest sensitivity gap	$(88,011)	$(75,671)	$(62,735)	—
Cumulative interest sensitivity gap to total interest earning assets	(273.09%)	(437.25%)	(78.25%)	—

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

          In August 2004, we entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on our securitization transaction completed in September 2004. On the start date of the swap we began paying a fixed rate of 4.15% and receiving a floating rate of 1.65% on a notional balance of $170.0 million, which approximated the expected balance of the bonds to be sold in the securitization transaction. A rise in rates during the interim period would increase our borrowing cost in the securitization, but the increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized deal making the hedge highly effective. Upon closing of the securitization transaction on September 29, 2004, the hedge was terminated. Because interest rates had fallen during the interim period the cost to terminate the swap was approximately $1.9 million. This cost will be amortized over the expected life of the securitization transaction.

          In March 2005, we entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on a portion of our planned securitization transaction to be completed in April 2005. On the start date of the swap we began paying a fixed rate of 4.44% and receiving a floating rate equal to the one month LIBOR rate on a beginning notional balance of $132.9 million. A rise in rates during the interim period would increase our borrowing cost in the securitization, but the increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized deal making the hedge highly effective.

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2004, (dollars in thousands):

	Contractual Maturity
						There-
	2005	2006	2007	2008	2009	after	Total
Interest sensitive assets
Loans receivable	$10,648	$11,746	$12,958	$14,294	$15,768	$497,854	$563,268
Average interest rate	9.86%	9.86%	9.86%	9.86%	9.86%	9.86%	9.86%
Interest bearing deposits	16,406	—	—	—	—	—	16,406
Average interest rate	1.16%	—	—	—	—	—	1.16%
Loan sale proceeds receivable	445	368	306	255	212	471	2,057
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	37,622	37,622
Average interest rate	—	—	—	—	—	7.91%	7.91%
Residual interest	—	—	—	—	—	724	724
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$27,499	$12,114	$13,264	$14,549	$15,980	$536,671	$620,077

Interest sensitive liabilities
Warehouse financing	$83,279	$24,094	$—	$—	$—	$—	$107,373
Average interest rate	3.59%	3.64%	—	—	—	—	3.60%
Securitization financing	6,207	6,847	7,553	8,334	9,192	290,255	328,388
Average interest rate	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%
Repurchase agreements	20,153	—	—	—	—	—	20,153
Average interest rate	3.17%	—	—	—	—	—	3.17%
Recourse liability	1,395	1,050	813	639	507	2,198	6,602
Average interest rate	10.43%	10.43%	10.43%	10.43%	10.43%	10.43%	10.43%

Total interest sensitive liabilities	$111,034	$31,991	$8,366	$8,973	$9,699	$292,453	$462,516

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Origen Financial, Inc.

We have audited the accompanying consolidated balance sheets of Origen Financial, Inc. as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations, other comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2004 and for the period from October 8, 2003 to December 31, 2003. We have also audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows of Origen Financial L.L.C. for the period from January 1, 2003 to October 7, 2003 and the year ended December 31, 2002. These consolidated financial statements for Origen Financial, Inc. and Origen Financial L.L.C. are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origen Financial, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from October 8, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the financial statements referred to above for Origin Financial L.L.C. present fairly, in all material respects, the results of its operations and cash flows for the period from January 1, 2003 to October 7, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note S, the accompanying consolidated balance sheet of Origen Financial, Inc. as of December 31, 2003 and the related consolidated statements of operations, other comprehensive income, changes in stockholders’ equity and cash flows for the period from October 8, 2003 to December 31, 2003 have been restated to reflect the effects of an overstatement of interest income.

/s/ GRANT THORNTON LLP

Southfield, Michigan
April 1, 2005

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

	2004	2003
ASSETS
Assets		(Restated)
Cash and equivalents	$9,293	$6,926
Restricted cash	9,222	6,017
Loans receivable, net of allowance for losses of $5,315 and $3,614, respectively	563,268	368,040
Investments held to maturity	37,622	—
Furniture, fixtures and equipment, net	2,336	2,476
Goodwill	32,277	32,277
Other assets	28,529	28,337

Total assets	$682,547	$444,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$107,373	$273,404
Securitization financing	328,388	—
Repurchase agreements	20,153	—
Notes payable – servicing advances	—	4,037
Recourse liability	6,603	8,740
Other liabilities	16,564	15,572

Total liabilities	479,081	301,753

Stockholders’ Equity
Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 and -0- shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	125	—
Common stock, $.01 par value, 125,000,000 shares authorized; 25,215,400 and 15,060,000 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	252	152
Additional paid-in-capital	210,639	143,289
Accumulated other comprehensive loss	(1,807)	(20)
Unearned stock compensation	(2,790)	(1,114)
Retained earnings (deficit)	(2,953)	13

Total stockholders’ equity	203,466	142,320

Total liabilities and stockholders’ equity	$682,547	$444,073

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Operations
(In thousands, except share data)

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
Interest Income		(Restated)
Total interest income	$42,479	$7,339	$16,398	$9,963
Total interest expense	15,020	2,408	11,418	5,935

Net interest income before loan losses	27,459	4,931	4,980	4,028

Provision for credit losses and recourse liability	10,185	768	4,765	16,092

Net interest income (loss) after loan losses	17,274	4,163	215	(12,064)

Non-interest income	11,184	2,880	7,357	10,422

Non-interest Expenses
Personnel	21,947	3,862	16,344	16,830
Loan origination and servicing	1,354	258	941	862
Write down of residual interest	25	—	5,084	2,084
State business taxes	312	103	18	11
Other operating	7,786	1,323	9,113	7,758

Total non-interest expense	31,424	5,546	31,500	27,545

NET INCOME (LOSS)	$(2,966)	$1,497	$(23,928)	$(29,187)

Weighted average common shares outstanding	21,439,029	15,060,000	NA	N/A

Weighted average common shares outstanding, diluted	21,439,029	15,171,364	NA	N/A

Earnings per common share:
Basic	$(0.14)	$0.10	NA	N/A

Diluted	$(0.14)	$0.10	NA	N/A

Common dividends declared	$0.35	N/A	NA	N/A

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Loss)
(In thousands)

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
		(Restated)
Net income (loss)	$(2,966)	$1,497	$(23,928)	$(29,187)
Unrealized gain (loss) on interest rate swaps	(1,787)	(20)	(321)	—

Comprehensive income (loss)	$(4,753)	$1,477	$(24,249)	$(29,187)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

					Unearned
	Preferred	Common	Paid in	Comprehensive	Stock	Retained	Total
	Stock	Stock	Capital	Income (loss)	Compensation	Earnings	Equity
Origen Financial L.L.C.
Balance December 31, 2002	$—	$—	$39,106	$—	$—	$(28,802)	$10,304
Interest rate swap valuation	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	—	—	(23,928)	(23,928)

Total comprehensive loss							(24,249)

Balance October 7, 2003	$—	$—	$39,106	$(321)	$—	$(52,730)	$(13,945)
Contribution to Origen Financial, Inc.	—	—	(39,106)	321	—	52,730	13,945

Origen Financial, Inc.
Balance October 8, 2003	$—	$—	$—	$—	$—	$—	$—
Issuance of 15,000,000 shares of common stock, net of associated costs of $7,784	—	150	142,066	—	—	—	142,216
Unearned stock compensation	—	2	1,223	—	(1,225)	—	—
Stock award amortization	—	—	—	—	—	111	111
Unrealized loss on interest rate swaps	—	—	—	(20)	—	—	(20)
Net income (As restated)	—	—	—	—	—	1,497	1,497

Total comprehensive income							1,477

Cash distribution declared of $0.098						(1,484)	(1,484)

Balance December 31, 2003	$—	$152	$143,289	$(20)	$(1,114)	$13	$142,320
Issuance of 9,625,000 shares of common stock, net of associated costs of $6,828	—	96	72,083	—	—	—	72,179
Issuance of 125 shares of preferred stock	125	—	(38)	—	—	—	87
Unearned stock compensation	—	4	3,787	—	(3,791)	—	—
Stock award amortization	—	—	—	—	2,115	—	2,115
Unrealized loss on interest rate swaps	—	—	—	(1,787)	—	—	(1,787)
Net income	—	—	—	—	—	(2,966)	(2,966)

Total comprehensive loss							(4,753)
Cash distribution paid of $0.35			(8,482)				(8,482)

Balance December 31, 2004	$125	$252	$210,639	$(1,807)	$(2,790)	$(2,953)	$203,466

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows
(In thousands)

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
Cash Flows From Operating Activities		(Restated)
Net income (loss)	$(2,966)	$1,497	$(23,928)	$(29,187)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	10,185	768	4,765	15,995
Impairment of residual interest	25	—	5,084	2,084
Impairment of deferred purchase price receivable	168	—	—	708
Depreciation and amortization	5,251	765	2,476	2,984
Amortization unearned stock compensation	2,114	—	—	—
Origination and purchase of loans	(269,825)	(101,835)	(144,146)	(209,533)
Principal collections on loans	54,245	11,683	34,201	16,415
Proceeds from sale of loans	—	—	620	129,088
Proceeds from deferred purchase price receivable	731	214	735	1,110
Gain on sale and securitization of loans	—	—	—	(2,677)
Increase in other assets	(8,038)	(10,389)	(10,278)	(9,023)
Increase (decrease) in accounts payable and other liabilities	(2,069)	1,940	6,010	1,390

Net cash used in operating activities	(210,179)	(95,357)	(124,461)	(80,646)

Cash Flows From Investing Activities
Purchase of investment securities	(37,622)	—	—	—
Proceeds from sale of repossessed homes	11,942	978	5,083	9,150
Capital expenditures	(660)	(127)	(811)	(1,480)

Net cash provided by (used in) investing activities	(26,340)	851	4,272	7,670

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	95	—	—	—
Net proceeds from issuance of common stock	72,176	141,616	—	—
Redemption of preferred interests in Origen Securitization Company, LLC	—	(45,617)	—	—
Repayment of note payable-Sun Home Services	—	(63,055)	—	—
Proceeds from minority interest investment	—	—	43,955	—
Dividends paid	(9,966)	—	—	—
Proceeds from securitization of loans	368,801	—	—	—
Payment upon termination of hedging transaction	(1,876)	—	—	—
Repayment of note payable 2004-A	(32,085)	—	—	—
Repayment of note payable 2004-B	(8,343)	—	—	—
Proceeds from advances under repurchase agreements	25,676	—	28,915	154,730
Repayment of advances under repurchase agreements	(5,523)	—	(170,000)	(119,210)
Proceeds from warehouse and securitization financing	341,380	75,735	640,824	311,236
Repayment of warehouse and securitization financing	(507,412)	(11,633)	(422,584)	(273,724)

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
Net change in notes payable - servicing advances	(4,037)	3,208	—	—

Net cash provided by financing activities	238,886	100,254	121,110	73,032

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,367	5,748	921	56
Cash and cash equivalents, beginning of period	6,926	1,178	257	201

Cash and cash equivalents, end of period	$9,293	$6,926	$1,178	$257

Supplemental disclosures of cash flow information:
Interest paid	$13,368	$2,003	$8,312	$5,911

Non cash financing activities:
Restricted stock issued as unearned compensation	$3,791	$1,225	$—	$—

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies

Nature of Operations

     The Company was formed on October 8, 2003 with the completion of a private placement of 15,000,000 shares of its common stock. The consolidated statements of operations and cash flows are presented for the year ending December 31, 2004, the period from October 8, 2003 through December 31, 2003, the period from January 1, 2003 through October 7, 2003 and the year ended December 31, 2002.

     The Company is a Delaware corporation which has elected to be taxed as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2003. The Company’s business is to originate, purchase and service manufactured housing loans. The Company’s manufactured housing loans are generally conventionally amortizing loans that range in amounts from $10,000 to $200,000 and have terms of seven to thirty years and are located throughout the United States. Currently, most of the Company’s activities are conducted through Origen Financial L.L.C., which is a wholly owned subsidiary. The Company conducts the rest of its business operations through one or more other subsidiaries, including taxable REIT subsidiaries.

     The Company generally securitizes or places the manufactured housing loans it originates with institutional investors and retains the rights to service the loans on behalf of those investors.

Principles of Consolidation

     The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

     Interest and origination fee revenue from loans receivable is recognized using the interest method. Certain loan origination costs on loans receivable are deferred and amortized using the interest method over the term of the related loans as a reduction of interest income on loans. The accrual of interest on loans receivable is discontinued at the time a loan is determined to be impaired. Servicing fees are recognized when earned.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including significant estimates regarding allowances for loan losses, recourse liabilities, impairment of retained interests and goodwill. Actual results could differ from those estimates.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies, Continued:

Cash and Cash Equivalents

     Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to loans serviced for others that is held in trust for subsequent payment to the owners of those loans.

Loans Receivable

     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. All loans receivable are classified as held for sale until such time they are securitized and are carried at the lower of aggregate cost or fair value. Interest on loans is credited to income when earned. Loans receivable include accrued interest and are presented net of deferred loan origination costs and an allowance for estimated loan losses.

Allowance for Credit Losses

     The allowance for possible credit losses is maintained at a level believed adequate by management to absorb losses on impaired loans in the Company’s loan portfolio. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” the Company provides an accrual for loan losses when it is probable that a loan asset has been impaired and the amount of such loss can be reasonably estimated. The Company’s loan portfolio is comprised of homogenous manufactured housing loans with average loan balances of less than $50,000. The allowance for credit losses is developed at a portfolio level and the amount of the allowance is determined by applying a probability weighting to a calculated range of losses. A range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using the Company’s current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent) and by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Based on Financial Accounting Standards Board Interpretation No. 14, the Company then makes a determination of the best estimate within the calculated range of credit losses. Such determination may include, in addition to historical charge-off experience, the impact of changed circumstances on current impairment of the loan portfolio. The accrual of interest is discontinued when a loan becomes more than 90 days past due. Cash receipts on impaired loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The allowance for credit losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.

Investment Securities

     The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. The securities are classified as held-to-maturity and are carried on the Company’s balance sheet at amortized cost. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies, Continued:

Servicing Rights

     The Company recognizes the fair value of loan servicing rights purchased or on loans originated and sold, by recognizing a separate servicing asset or liability. Management is required to make complex judgments when establishing the assumptions used in determining fair values of servicing assets. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. These assumptions are reviewed on a monthly basis and changed based on actual and expected performance.

     The Company stratifies its servicing assets based on the predominant risk characteristics of the underlying loans, which are loan type, interest rate and loan size. Servicing assets are amortized in proportion to and over the expected servicing period.

     The carrying amount of loan servicing rights is assessed for impairment by comparison to fair value and a valuation allowance is established through a charge to earnings in the event the carrying amount exceeds the fair value. Fair value is estimated based on the present value of expected future cash flows and periodically by independent appraisal. There was no valuation allowance recognized at December 31, 2004.

Retained Interests in Loan Securitizations

     Retained interests are carried at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold, using the Company’s current prepayment, default, loss and interest rate assumptions. Changes in the fair value of retained interests are recorded as a component of other comprehensive income unless there has been a decline in value that is other than temporary. Under current accounting rules (pursuant to Emerging Issues Task Force Consensus Number 99-20) declines in value of the Company’s retained interests are considered other than temporary and recognized in earnings when the timing and/or amount of cash expected to be received has changed adversely from the previous valuation which determined the carrying value of the retained interest. When declines in value occur that are considered to be other than temporary, the amortized cost is reduced to fair value and a loss is recognized in the statement of operations. The assumptions used to determine new values are based on internal evaluations and consultations with independent advisors having significant experience in valuing such retained interests.

Repossessed Houses

     Manufactured houses acquired through foreclosure or similar proceedings are recorded at the lesser of the related loan balance or the estimated fair value of the house.

Other Assets

     Other assets are comprised of prepaid expenses, deferred financing costs, and other miscellaneous receivables. Prepaid expenses are amortized over the expected service period. Deferred financing costs are capitalized and amortized over the life of the corresponding obligation.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies, Continued:

Depreciation

     Provision for depreciation is computed using the straight-line method over the estimated useful lives of office properties and equipment, as follows: leasehold improvements — three to five years; furniture and fixtures — seven years; computers — five years; capitalized software — three years.

Derivative Financial Instruments

     The Company has periodically used interest rate swaps to mitigate interest rate risk related to its debt and loans receivable. The Company follows the provisions of Statement of Financial Accounting No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related accounting pronouncements. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value and changes in fair value are recorded in current earnings or other comprehensive income, depending on whether a derivative instrument qualifies for hedge accounting and, if so, whether the hedge transaction represents a fair value or cash flow hedge.

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

Origen Financial, Inc

Notes To Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies, Continued:

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation for the periods presented (in thousands, except earnings per share):

	Origen Financial L.L.C.		Origen Financial, Inc.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
Numerator:		(Restated)
Net income (loss)	$(2,966)	$1,497	N/A	N/A
Preferred stock dividends	(16)	—	—	—

Income (loss) available to common shareholders	$(2,982)	$1,497	N/A	N/A

Denominator:
Weighted average common shares for basic EPS	21,439,029	15,060,000	N/A	N/A
Effect of dilutive securities:
Weighted avg. restricted stk. awards	—	111,364	N/A	N/A

Weighted average common shares for diluted EPS	21,439,029	15,171,364	N/A	N/A

Basic EPS	$(0.14)	$0.10	N/A	N/A

Diluted EPS	$(0.14)	$0.10	N/A	N/A

     In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Since the Company reported a loss from continuing operations for the year ended December 31, 2004, exercise of options and warrants or conversion of convertible securities is not assumed because the result would be anti-dilutive.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies, Continued:

Stock Options

     The Company has elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Accordingly, since all options were granted at a fixed price not less than the fair market value of the Company’s common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting For Stock Based Compensation”, the pro forma effects on the Company’s net income and earnings per share would be as follows:

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
		(Restated)
Net income (loss) available to common shareholders	$(2,982)	$1,497	N/A	N/A
Stock option compensation cost	21	2	N/A	N/A

Pro forma net income available to common shareholders	$(3,003)	$1,495	N/A	N/A

Basic income (loss) per share as reported	$(0.14)	$0.10	N/A	N/A
Stock option compensation cost	—	—	N/A	N/A

Pro forma basic income (loss) per share	(0.14)	0.10	N/A	N/A

Diluted income (loss) per share as reported	$(0.14)	$0.10	N/A	N/A
Stock option compensation cost	0.00	0.00	N/A	N/A

Pro forma diluted income (loss) per share	(0.14)	0.10	N/A	N/A

Goodwill Impairment

     Accounting standards require the Company to test its recorded goodwill for impairment on an annual basis. For purposes of testing impairment, the Company has determined that it is a single reporting unit and the goodwill was allocated accordingly. The initial and ongoing estimate of the fair value of the Company is based on assumptions and projections provided by the Company. This amount is then compared to the net book value of the Company.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in a purchase business combination, but does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and also applies prospectively to pools of loans acquired prior to December 15, 2004. Management has determined the impact of adoption of SOP 03-3 will not have a material effect on its results of operations.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. Management has determined the impact of adoption of SFAS No. 123 will not have a material effect on its results of operation.

Note B – Company Formation

     The Company was incorporated on July 31, 2003. On October 8, 2003, the Company completed a private placement of $150 million of its common stock to certain institutional and accredited investors. In connection with and as a condition to the October 2003 private placement, the Company acquired all of the equity interests of Origen Financial L.L.C. in a transaction accounted for as a purchase. As part of these transactions the Company took steps to qualify Origen Financial, Inc. as a REIT. Currently, most of the Company’s activities are conducted through Origen Financial L.L.C., which is a wholly owned subsidiary. The Company conducts the rest of its business operations through one or more other subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that the Company complies with the federal income tax rules applicable to REITs.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note C – Loans Receivable

     The carrying amounts and fair value of loans receivable consisted of the following at December 31 (in thousands):

	2004	2003
Manufactured housing loans	$572,973	$380,174
Accrued interest receivable	3,285	2,608
Deferred fees	(3,100)	(3,518)
Discount on purchased loans	(4,575)	(7,610)
Allowance for loan loss	(5,315)	(3,614)

	$563,268	$368,040

     The following table sets forth the average per loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2004	2003
Principal balance loans receivable	$572,973	$380,174
Number of loans receivable	13,358	9,154
Average loan balance	43	$42
Weighted average loan yield	9.86%	10.23%
Weighted average initial term	20 years	22 years

     The following table sets forth the concentration by state of the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2004		2003
	Principal	Percent	Principal	Percent
California	$137,514	24.1%	$71,982	19.0%
Texas	74,381	13.0%	53,785	14.2%
Michigan	35,372	6.2%	27,453	7.3%
Alabama	23,868	4.2%	18,109	4.8%
New York	32,142	5.6%	16,879	4.5%
Georgia	22,580	4.0%	16,169	4.3%
Other	247,116	42.9%	175,797	45.9%

Total	$572,973	100.0%	$380,174	100.0%

     The manufactured housing loan contracts are collateralized by manufactured houses that were built between the years 1968 and 2004, with approximately 80% of the manufactured houses built since 2000.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note C – Loans Receivable, Continued:

     The following table sets forth the number and value of loans for various original terms for the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2004		2003
Original Term	Number of	Principal	Number of	Principal
In Years	Loans	Balance	Loans	Balance
5 or less	8	$90	10	$25
6-10	1,048	20,422	527	9,025
11-12	123	2,796	91	1,879
13-15	3,403	97,296	2,214	58,431
16-20	6,258	314,015	3,678	168,545
21-25	1,238	56,373	1,391	64,280
26-30	1,280	81,981	1,243	77,989

Total	13,358	$572,973	9,154	$380,174

     Delinquency statistics for the manufactured housing loan portfolio are as follows at December 31 (dollars in thousands):

	2004			2003
	No. of	Principal	% of	No. of	Principal	% of
Days Delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	146	$5,253	0.9%	193	$7,068	1.9%
61-90	80	3,014	0.5%	83	2,943	0.8%
Greater than 90	195	7,637	1.3%	158	6,575	1.7%

     The Company defines non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the year January 1, 2004 to December 31, 2004 and the period October 8, 2003 to December 31, 2003 the average total outstanding principal balance of non-performing loans were approximately $6.8 million and $5.4 million respectively.

Note D – Investment in Loan Receivable Portfolios, Net

     The Company accounts for its investment in purchased loan receivable portfolios on either the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with loan receivables having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the loan receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect an amount that is less than the static pool’s contractual receivable balance. As a result, loan receivable portfolios are recorded at cost at the time of acquisition.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note D – Investment in Loan Receivable Portfolios, Net, Continued:

     The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from the loan receivable portfolios, for collections applied to principal of loan receivable portfolios and for the provision for loan loss or impairment. Revenue from loan receivable portfolios is accrued based on each pool’s constant effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The constant effective interest rate is the internal rate of return as derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

     Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). There was no Zero Basis Revenue recognized during 2004 and 2003.

Note E – Investment Securities

     The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. The Company’s investments consisted of three asset backed securities with principal amounts of $32.0 million, $3.1 million and $6.1 million. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. The securities are carried on the Company’s balance sheet at amortized cost of $37.6 million which approximates their fair value. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the securities to maturity. The securities will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than–temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note F – Allowance for Credit Losses and Recourse Liability

     The allowance for credit losses and related additions and deductions to the allowance were as follows (in thousands):

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
Balance at beginning of period	$3,614	$3,509	$2,743	$1,764
Provision for loan losses	7,053	768	4,765	2,914
Transfers from recourse liability	5,195	1,486	2,125	6,971
Recovery assurance	79	—	—	—
Gross charge-offs	(19,385)	(3,290)	(10,942)	(17,414)
Recoveries	8,759	1,141	4,818	8,508

Balance at end of period	$5,315	$3,614	$3,509	$2,743

     The recourse liability and related additions and transfers out of the recourse liability were as follows (in thousands):

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
Balance at beginning of period	$8,740	$10,612	$13,320	$7,860
Additional recourse agreements	—	—	—	25
Provision for recourse liabilities	3,132	—	—	13,178
Reimbursements for losses per recourse agreements	(74)	(386)	(583)	(772)
Transfers to allowance for credit losses	(5,195)	(1,486)	(2,125)	(6,971)

Balance at end of period	$6,603	$8,740	$10,612	$13,320

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note G – Goodwill and Intangible Assets

     The Company has recorded goodwill in connection with the acquisition of Origen Financial L.L.C. at the time of the formation transaction on October 8, 2003. The net assets acquired were recorded at fair value, which resulted in goodwill of $32.3 million, representing the excess of net liabilities assumed, as follows (in            thousands):

Assets Acquired:
Cash	$1,178
Loans receivable, net	279,300
Furniture, fixtures and equipment	2,544
Servicing rights and residual interests	6,677
Repossessed homes	2,626
Advances and other assets	16,546

308,871

Liabilities assumed:
Accounts payable and accrued expenses	11,733
Recourse liability	10,612
Notes payable – Citigroup	209,303
Notes payable – Sun Home Services	63,055
Notes payable – servicing advances	828
Preferred interest in Origen Securitization Company, L.L.C.	45,617

341,148

Excess of liabilities assumed over assets acquired — Goodwill	$32,277

Note H – Mortgage Servicing Rights

     Changes in servicing rights are summarized as follows (in thousands):

	Origen Financial, Inc.		Origen Financial L.L.C.
		Period from	Period from
		October 8	January 1
	Year Ended	through	through	Year Ended
	December 31	December 31,	October 7,	December 31,
	2004	2003	2003	2002
Balance at beginning of period	$5,131	$5,892	$7,327	$7,755
Loan portfolio repurchased	—	(494)	—	1,099
Write down to market value			(434)	—
Amortization	(1,034)	(267)	(1,001)	(1,527)

Balance at end of period	$4,097	$5,131	$5,892	$7,327

Note H – Mortgage Servicing Rights, Continued:

Origen Financial, Inc.

Notes To Consolidated Financial Statements

     The Company services the manufactured housing loans it originates and holds in its loan portfolio as well as manufactured housing loans it originated and securitized or sold with the servicing rights retained. The principal balances of manufactured housing loans serviced totaled approximately $1.4 billion, $1.3 billion, $1.2 billion and $1.1 billion at December 31, 2004, December 31, 2003, October 7, 2003 and December 31, 2002 respectively. The estimated fair value of loan servicing rights approximated their book value at December 31, 2004.

     In October 2003 the Company repurchased at an aggregate discount of 15%, approximately $55.8 million in principal balance of manufactured housing loans remaining from a pool of loans sold in December 1999 from an unrelated party. At the time of repurchase the unamortized balance of previously capitalized servicing rights totaled approximately $494,000, which was allocated to the purchase price of the loans.

Note I – Property and Equipment

     Property and equipment are summarized as follows at December 31 (in thousands):

	2004	2003
Furniture and fixtures	$1,523	$1,322
Leasehold improvements	253	219
Capitalized software	544	285
Computer equipment	922	852

	3,242	2,678
Less: accumulated depreciation	906	202

Balance at end of period	$2,336	$2,476

     Depreciation expense was approximately $804,000 and $208,000 for the year ended December 31, 2004 and for the period October 8, 2003 to December 31, 2003, respectively.

Note J – Loan Securitizations

     Periodically the Company securitizes manufactured housing loans. The Company records the transaction based on its legal structure. Under the current legal structure of the securitization program, the Company exchanges manufactured housing loans it originates and purchases with a trust for cash. The trust then issues ownership interests to investors in asset-backed bonds secured by the loans.

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

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note J – Loan Securitizations, Continued:

     On February 11, 2004, the Company completed a securitized financing transaction for approximately $238 million of loans, which was funded by issuing bonds of approximately $200 million, at a duration-weighted average interest cost of 5.31%. The transaction was structured to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. Approximately $176.7 million of the securitization proceeds were used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.

     On September 29, 2004, the Company completed a second securitized financing transaction for approximately $200 million of loans, which was funded by issuing bonds of approximately $169 million, at a duration weighted average interest cost of 5.41%. The transaction was also structured to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands. Net proceeds from the transaction totaled approximately $168.2 million, of which approximately $143.6 million was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.

     Upon formation, the Company assumed the retained interests of Origen Financial L.L.C. The Company follows the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in the valuation of its retained interests. Certain key economic assumptions used in measuring the retained interests resulting from the securitization completed in 2002 were as follows:

Original Key Economic Assumptions
Prepayment speed (a)	150%MHP
Weighted average life (months)	293
Discount rate	15.00%
Expected credit losses	10.04%

(a)	Manufactured Housing Prepayment is based on an assumed rate of prepayments each month of the then unpaid principal balance of a pool of new contracts. A prepayment assumption of 100% MHP assumes constant prepayment rates of 3.7% per annum of the then unpaid principal balance of such contracts in the first month of the life of the contacts and an additional 0.1% per annum in each month thereafter until the 24th month. Beginning in the 24th month and in each month thereafter during the life of the contract, 100% MHP assumes a constant prepayment of 6.0% per annum each month.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note J – Loan Securitizations, Continued:

     The effect on the estimated fair value of the residual interest for the securitization structured as a sale in 2002, to immediate 10% and 20% adverse changes to the key economic assumptions used in that valuation are as follows at December 31 (dollars in thousands):

	2004	2003
Residual interest in loans sold	$724	$749

Prepayment speed	100%MHP	130%MHP
Impact of 10% adverse change	$(31)	$(126)
Impact of 20% adverse change	$(86)	$(226)
Expected credit losses	19.67%	16.85%
Impact of 10% adverse change	$(724)	$(442)
Impact of 20% adverse change	$(724)	$(749)
Discount rate	11.00%	12.00%
Impact of 10% adverse change	$(106)	$(116)
Impact of 20% adverse change	$(197)	$(214)

     The sensitivity analysis is hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, when in reality, changes in any one factor may result in changes in another factor.

     The total principal balance of loans serviced by the Company and which the Company has previously securitized and accounted for as a sale was approximately $176.8 million and $212.8 million at December 31, 2004 and 2003, respectively. Delinquency statistics (including repossessed inventory) on those loans are as follows at December 31 (dollars in thousands ):

	2004			2003
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	125	$4,988	2.8%	197	$8,156	3.8%
61-90	57	2,149	1.2%	71	2,922	1.4%
Greater than 90	237	10,708	6.1%	355	15,829	7.4%

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note J – Loan Securitizations, Continued:

     For those securitizations structured as sales the Company assesses the carrying value of the residual interests and servicing assets for impairment on a monthly basis. There can be no assurance that the Company’s estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company’s estimates, the carrying value of the Company’s residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity. For the year ended December 31, 2004, the Company recognized an impairment in its residual interest of $25,000 through a charge to earnings. The Company’s residual interest balance was approximately $724,000 and the servicing asset was approximately $1.0 million at December 31, 2004.

Note K – Debt

     Total debt outstanding was as follows at December 31 (in thousands):

	2004	2003
Warehouse financing	$107,373	$273,404
Securitization financing	328,388	—
Repurchase agreements	20,153	—
Notes payable – servicing advances	—	4,037

	$455,914	$277,441

     Notes Payable – Citigroup - The Company through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corp. (“Citigroup”) (formerly Salomon Brothers Realty Corporation). Under the terms of the agreement, originally entered into in March 2003 and revised in November 2003 to split the loans into two pools, one under a note due in April 2004 and one under a note due in November 2004, loans are pledged as collateral and in turn the Company is advanced funds. On March 30, 2004 the terms of the agreement were modified by segregating the pledged loans into three separate pools designated 2004-1A, 2004-1B and 2004-1C. The maximum advance amount on 2004-1A (for new loan production) was set at $170.0 million, the fixed advance amount on 2004-1B (for loans originated in 2003) was set at approximately $71.6 million and the maximum amount on 2004-1C (for loans acquired from third parties) was set at $150.0 million. The modification added a stratified advance rate for each pool and reduced the stated interest rate on all three pools. Additionally, the maturity date was fixed on 2004-1A at March 29, 2005, on 2004-1B at November 16, 2004 and on 2004-1C at March 28, 2006. Upon its maturity, the outstanding debt balance of 2004-1B was rolled into the pool designated as 2004-1A.

     On December 31, 2004, the advance rate was 84% of the eligible principal balance of the manufactured home loans pledged to 2004-1A and 77.5% of the eligible principal balance of the manufactured home loans pledged to 2004-1C and the outstanding advance amounts were approximately $82.8 million on 2004-1A and $24.6 million on 2004-1C, for a total of $107.4 million. At December 31, 2003 the outstanding advance was approximately $176.3 million on 2003-1A and $97.1 million on 2003-1B.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note K – Debt, Continued:

     On March 24, 2005 the note related to 2004-1C was terminated and the pool of loans pledged as collateral on that note was combined with the pool of loans pledged as collateral on the note related to 2004-1A. The 2004-1A note was renewed and its maturity was extended to March 23, 2006, the maximum advance amount was increased to $200 million and the stated interest rate was reduced.

     Repurchase Agreements – The Company has entered into two repurchase agreements with Citigroup for the purpose of financing the purchase of investments in two asset backed securities with principal balances of $32.0 million and $3.1 million, respectively. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are sold at an amount equal to 75% of their current market value as determined by Citigroup. The sales are accounted for as financings for accounting purposes. At December 31, 2004 the repurchase agreements had outstanding principal balances of approximately $18.4 million and $1.8 million, respectively, and maturity dates of January 28, 2005 and January 8, 2005, respectively. The annual interest rates on the agreements are equal to LIBOR plus a spread. Typically the repurchase agreements are rolled over for 30 day periods when they expire.

     Notes Payable – 2004-A Securitization - On February 11, 2004, the Company completed a securitization of approximately $238 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Trust 2004-A issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration weighted average rate of approximately 5.13%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. At December 31, 2004 the outstanding balance of the notes was approximately $167.9 million.

     Notes Payable – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Trust 2004-B issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration weighted average rate of approximately 5.26%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. At December 31, 2004 the aggregate outstanding balance of the 2004-B securitization notes was approximately $160.5 million.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note K – Debt, Continued:

     Notes Payable – Servicing Advances – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA). Under the terms of the facility the Company can borrow up to $7.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets (excluding securitized assets). The facility expired at the scheduled termination date of December 31, 2004, at which time there was no outstanding balance on the facility. On January 14, 2005, the facility was renewed under the same terms and conditions, except that the borrowing limit was lowered to $5.0 million, reflecting the Company’s revised assessment as to amounts likely to be utilized under the facility.

The average balance and average interest rate of outstanding debt was as follows at December 31 (dollars in thousands):

	2004		2003
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Notes payable – Citigroup	$139,115	3.9%	$250,935	4.2%
Notes payable – 2004-A securitization	163,088	4.4%	—	—
Notes payable – 2004-B securitization	42,299	4.8%	—	—
Repurchase agreements	17,573	2.3%	2,699	4.4%
Note payable — servicing advances	553	7.0%	—	—

At December 31, 2004, the total of maturities and amortization of debt during the next five years are approximately as follows: 2005 - $109.6 million; 2006 - $30.9 million; 2007 - $7.6 million; 2008 - $8.3 million; 2009 - $9.2 million and $290.3 million thereafter.

Note L – Equity Incentive Plan

     The Company’s equity incentive plan has approximately 1.7 million shares of common stock reserved for issuance as either stock options or stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s stock option plan, and options that have been issued to date generally vest over a two-year period. As of December 31, 2004, 267,500 options were outstanding under the plan at an exercise price of $10.00.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note L – Equity Incentive Plan, Continued:

     Data pertaining to the Company’s stock options are as follows:

	2004	2003
Options outstanding, beginning of period	95,000	—
Options granted	198,000	95,000
Option price	$10.00	$10.00
Options exercised	—	—
Option price	—	—
Options forfeited	25,500	—
Options outstanding, December 31	267,500	95,000
Option price	$10.00	$10.00

     The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2004:

Number of	Remaining		Number of
Options	Contractual Life	Exercise	Options
Outstanding	In Years	Price	Exercisable
95,000	8.8	$10.00	31,663
172,500	9.1	$10.00	57,484

267,500			89,147

     The Company has adopted the disclosure requirements of SFAS 123. Accordingly, the fair value of each option granted in 2004 was estimated using the Cox, Ross & Rubenstein binomial option- pricing model based on the assumptions stated below:

Estimated weighted average fair value per share of options granted	$0.40
Assumptions:
Annualized dividend yield	12.00%
Common stock price volatility	15.00%
Weighted average risk free rate of return	4.00%
Weighted average expected option term (in years)	5.0

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note M – Stockholders’ Equity

     Effective January 1, 2004, the Company sold 125 shares of its Series A Cumulative Redeemable Preferred Stock directly to 125 investors at a per share price of $1,000. The transaction resulted in net proceeds to the company of $95,000. These shares pay dividends quarterly at an annual rate of 12.5%.

     On February 4, 2004, the Company completed a private placement of 1,000,000 shares of its common stock to one institutional investor. The offering price was $10.00 per share, which provided net proceeds to the Company of approximately $9.4 million.

     On January 29, 2004, March 23, 2004 and August 5, 2004 the Company issued 207,000, 113,000 and 111,750 restricted stock awards, respectively, under its equity incentive plan to certain officers and employees. The stock awards issued on January 29, 2004 and March 23, 2004 were issued at $10.00 per share and the stock awards issued on August 5, 2004 were issued at $7.50 per share. During the year ended December 31, 2004 24,750 stock awards were terminated and 100,829 were fully vested. The stock awards are being amortized over their estimated service period. Compensation cost recognized for the restricted stock awards was $2.1 million for the year ended December 31, 2004.

     On May 6, 2004, the Company completed an initial public offering of 8.0 million shares of its common stock. In June 2004 the underwriters of the initial public offering purchased an additional 625,900 shares of the Company’s common stock pursuant to an underwriter’s over-allotment option. Net proceeds from these transactions were $72.2 million after discount and expenses, which were used primarily to pay down the aggregate balances of the notes outstanding under the Company’s loan funding facility with Citigroup and fund new loan originations.

     On March 16, 2004, the Company declared a dividend of $0.04 per common share payable to holders of record as of March 16, 2004. On June 6, 2004, those dividends were paid and totaled approximately $ 656,000. On July 22, 2004, the Company declared a dividend of $0.06 per common share payable to holders of record as of August 2, 2004. On August 30, 2004, those dividends were paid and totaled approximately $1.5 million. On November 12, 2004 the Company declared a dividend of $0.25 per common share payable to holders of record as of November 22, 2004. Payment was made on November 29, 2004, in the amount of approximately $6.3 million.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note N – Income Taxes

     The Company has elected to be taxed as a REIT as defined under Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order for the Company to qualify as a REIT, at least ninety-five percent (95%) of the Company’s gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT taxable net income to its stockholders.

     Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. In addition, frequent changes occur in the area of REIT taxation, which requires the Company continually to monitor its tax status.

     The Company has received a legal opinion to the effect that based on various assumptions and qualifications set forth in the opinion, Origen Financial, Inc. has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code for its taxable year ended December, 31, 2004. There is no assurance that the Internal Revenue Service will not decide differently from the views expressed in counsel’s opinion and such opinion represents only the best judgment of counsel and is not binding on the Internal Revenue Service or the courts.

     As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

     For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains and return of capital. Distributions paid per share were taxable as follows for the year and period ended December 31 (dollars in thousands):

	2004		2003
	Amount	Percentage	Amount	Percentage
Ordinary income	$4,496	53.1%	$1,484	100.0%
Return of capital	3,971	46.9%	—	—

	$8,467	100.0%	$1,484	100.0%

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note O – Liquidity Risks and Uncertainties

     The risks associated with the Company’s business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Proposed changes to the federal bankruptcy laws applicable to individuals would make it more difficult for borrowers to seek bankruptcy protection, and the prospect of these changes may encourage certain borrowers to seek bankruptcy protection before the law changes become effective, thereby increasing defaults.

     For the Company’s finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would adversely affect the Company’s financial condition and results of operations.

     Management believes that it will have sufficient sources of capital to allow the Company to continue its operations including loan originations in the near term; however, the Company’s future cash flow requirements depend on numerous factors, many of which are outside of its control. As discussed in Note K the Company’s term loan agreement (2004-1A) with Citigroup expires in 2005.

     On March 24, 2005 the 2004-1A note was renewed and its maturity was extended to March 23, 2006, the maximum advance amount was increased to $200 million and the stated interest rate was reduced. Based on its business model and assuming continued access to the asset-backed bond market, the Company expects it will not need to raise additional capital before the end of 2005, assuming it maintains its current borrowing relationships under terms similar to the existing loan agreements. As a result, during that time it will need to obtain funding from sources such as operating activities, loan sales or securitizations, sales of debt or equity interests or additional debt financing arrangements.

     The Company’s ability to obtain funding from operations may be adversely impacted by, among other things, market and economic conditions in the manufactured housing financing markets generally, including decreased sales of manufactured houses. The ability to obtain funding from loan sales and securitizations may be adversely impacted by, among other things, the price and credit quality of the Company’s loans, conditions in the securities markets generally (and specifically in the manufactured housing asset-backed securities market), compliance of loans with the eligibility requirements for a particular securitization and any material negative rating agency action pertaining to certificates issued in the Company’s securitizations. The ability to obtain funding from sales of securities or debt financing arrangements may be adversely impacted by, among other things, market and economic conditions in the manufactured housing financing markets generally and the Company’s financial condition and prospects.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note P – Commitments and Contingencies

Loan Commitments

     At December 31, 2004 and December 31, 2003 the Company had commitments to originate manufactured housing installment contracts approximating $16.7 and $15.2 million, respectively.

Lease Commitments

     At December 31, 2004 aggregate minimum rental commitments under non-cancelable leases having terms of more than one year were (in thousands):

2005	$1,005
2006	1,087
2007	1,057
2008	656
2009	476
Thereafter	1,140

     These leases are for office facilities and equipment and generally contain either clauses for cost of living increases and/or options to renew or terminate the lease.

Financial Instruments

     In August 2004, the Company entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on its securitization transaction completed in September 2004. On the start date of the swap the Company began paying a fixed rate of 4.15% and receiving a floating rate of 1.65% on a notional balance of $170.0 million, which approximated the expected balance of the bonds to be sold in the securitization transaction. A rise in rates during the interim period would increase the borrowing cost in the securitization, but the increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized deal making the hedge highly effective. Upon closing of the securitization transaction on September 29, 2004, the hedge was terminated. Because interest rates had fallen during the interim period the cost to terminate the swap was approximately $1.9 million. This cost will be amortized over the expected life of the securitization transaction in accordance with SFAS 133. Amortization over the next twelve months is expected to be approximately $0.3 million.

     In conjunction with the loan funding facility with Citigroup, the Company entered into six interest rate swap agreements in an effort to manage interest rate risk on its floating rate notes payable. The interest rate swaps expired on April 12, 2004. The interest rate swaps were structured to be hedges against changes in the benchmark interest rate (LIBOR) of the floating rate notes. The swaps were designated as hedges for accounting purposes. The hedges were highly effective and had a minimal impact on the results of operations.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note P – Commitments and Contingencies, Continued:

     The following table shows the carrying amount and estimated fair values of the Company’s financial instruments at December 31 (in thousands):

	2004		2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets			(Restated)
Cash and equivalents	$9,293	$9,293	$6,926	$6,926
Restricted cash	9,222	9,222	6,017	6,017
Loans receivable	563,268	572,672	368,040	369,500
Loan sale proceeds receivable	2,057	2,057	2,957	2,957
Servicing rights	4,097	5,023	5,131	5,579

Liabilities
Accounts payable and accrued expenses	16,564	16,564	15,572	15,572
Recourse liability	6,603	6,603	8,740	8,740
Warehouse financing	107,373	107,373	273,404	273,404
Securitization financing	328,388	328,388	—	—
Repurchase agreements	20,153	20,153	—	—
Note payable – servicing advances	—	—	4,037	4,037

     The carrying amount for cash and cash equivalents and other assets is a reasonable estimate of their fair value.

     Fair values for the Company’s loans are estimated using quoted market prices for loans with similar interest rates, terms and borrowers credit quality as those being offered by the Company.

     The carrying amount of accrued interest approximates its fair value. Due to their short maturity, accounts payable and accrued expense carrying values approximate fair value.

     The fair value of the Company’s recourse liability approximates its carrying value. The fair value is based on a discounted cash flow analysis with prepayment assumptions based on historical performance and industry standards.

     Fair value of loan commitments is valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles and is not considered material.

     The fair value of the Company’s variable rate debt is based on its carrying amount.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note Q – Selected Quarterly Financial Data (UNAUDITED)

     Selected unaudited quarterly financial data for 2004 is as follows (in thousands, except share data):

	Origen Financial, Inc.
	December 31	September 30	June 30	March 31
Net interest income	$7,481	$7,489	$6,738	$5,751
Provision for credit losses and recourse liabilities	5,263	1,500	1,531	1,891
Non interest income	2,314	2,976	3,014	2,880
Non interest expense	10,562	7,556	6,829	6,477
Net income (loss)	(6,030)	1,409	1,392	263
Earnings (loss) per share – basic and diluted (1)	$(0.24)	$0.06	$0.07	$0.02
Dividends declared per share	$0.25	$0.06	$0.04	—

Selected unaudited quarterly financial data for 2003 is as follows (in thousands, except share data):

	Origen
	Financial, Inc.	Origen Financial L.L.C.
	December 31	September 30	June 30	March 31
Net interest income	$6,187	$388	$652	$2,684
Provision for credit losses and recourse liabilities	785	2,910	1,214	624
Non interest income	3,473	1,969	2,749	2,046
Non interest expense	7,779	14,288	8,719	6,260
Net income (loss)	1,096	(14,841)	(6,532)	(2,154)
Earnings (loss) per share — basic and diluted (1)	$0.10	NA	NA	NA
Dividends declared per share	$0.098	NA	NA	NA

(1)	Diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total for the year.

     The quarterly financial data for the quarters ended December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004, reflect a restatement of previously issued financial statements as the result of the correction of an interpretive error in applying accounting principles to a pool of loans acquired at a discount in October 2003. The effect of the correction reduced net interest income by approximately $438,000, $331,000, $260,000 and $271,000 for the quarters ended December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note R – Related Party Transactions

     Gary A. Shiffman, one of the Company’s directors, is the Chairman of the Board, President and Chief Executive Officer of Sun Communities, Inc. (“Sun Communities”). Sun Communities owns approximately 20% of the Company’s outstanding common stock. Mr. Shiffman beneficially owns approximately 24% of the Company’s outstanding stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 9% of the outstanding common stock of Sun Communities. He is the President of Sun Home Services, Inc. (“Sun Home Services”), of which Sun Communities is the sole beneficial owner.

     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., services approximately $16.0 million (including approximately $3.9 million transferred from another servicer in December 2004) in manufactured home loans for Sun Home Services as of December 31, 2004. Sun Home Services pays Origen Servicing, Inc. an annual servicing fee of 1.25 % of the outstanding principal balance of the loans. In addition, Sun Communities has agreed to provide the Company certain concessions on manufactured houses the Company repossess in its communities. These concessions include marketing and refurbishing assistance, rent abatement during the first 12 months the repossessed house is for sale and commission abatement with respect to repossessed manufactured houses sold under the program. This program allows the Company to further enhance recoveries on repossessed houses and allows Sun Communities to retain houses for resale in its communities.

In February 2004 Origen Financial L.L.C. purchased approximately $12.3 million in principal balance of manufactured housing loans from Sun Home Services, for an amount equal to approximately 99.3% of the unpaid principal balance.

     The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, the Company’s Chief Executive Officer, beneficially owns an approximate 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of the Company’s common stock, beneficially owns an approximate 25% interest in the landlord entity.

Note S – Restatement of Previously Issued Financial Statements

     The financial statements for the period October 8, 2003 through December 31, 2003, reflect a restatement as the result of the correction of an error in applying accounting principles to a pool of loans acquired at a discount in October 2003. Interest income was recorded on the contractual interest rates of the loans in the pool instead of the estimated constant effective yield on the loan pool. The effect of the correction reduced net interest income by approximately $438,000 and increased other loan origination and servicing expenses by approximately $31,000 for the period October 8, 2003 through December 31, 2003.

Origen Financial, Inc.

Notes To Consolidated Financial Statements

Note T – Subsequent Events

     On January 27, 2005, the Company declared a dividend of $0.04 per common share payable to holders of record as of March 24, 2005. These dividends, totaling approximately $1.0 million, were paid on March 31, 2005. Dividends for year 2004, paid during 2004, totaled $0.35 per average common share outstanding. Total dividends paid relating to year 2004 totaled $0.39 per average share and represented a substantial return of capital.

     The Bank One facility that expired on December 31, 2004, was subsequently renewed on January 14, 2005, under the same terms and conditions, except that the borrowing limit was lowered to $5.0 million, reflecting the Company’s revised assessment as to amounts likely to be utilized under the facility.

     In March 2005, the Company entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on a portion of its planned securitization transaction to be completed in April 2005. On the start date of the swap the Company will begin paying a fixed rate of 4.44% and receiving a floating rate equal to the one month LIBOR rate on a beginning notional balance of $132.9 million. A rise in rates during the interim period would increase the borrowing cost in the securitization, but the increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized deal making the hedge highly effective.

     On March 24, 2005 the note related to the 2004-1A Citigroup funding facility was renewed and extended through March 23, 2006. The maximum advance rate was increased to $200 million and the stated interest rate was reduced.

     On March 30, 2005 the Company acquired approximately $30.7 million in principal balance of manufactured housing loans from Residential Funding Corporation. The loans were purchased at a discount to the unpaid principal balance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

     Disclosures Controls and Procedures

     We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. As required by the rules established by the SEC, they also are responsible for the evaluation of the effectiveness of these procedures.

     Based on their evaluation of our disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time period.

     Internal Controls Over Financial Reporting

     We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization. Transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) maintain accountability for assets.

     During the fourth quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as announced in our press release and related Current Report on Form 8-K dated March 31, 2005, during the course of the audit of the 2004 year-end financial statements, our independent registered public accounting firm, Grant Thornton LLP, notified us that we had made an interpretive error in applying accounting principles to a pool of loans acquired at a discount in October 2003. On March 29, 2005, the Audit Committee of our Board of Directors concluded that as a result of this interpretive error, our previously issued financial statements for the 2003 period and the first three quarters of 2004 should not be relied upon, and that we will restate these financial statements to make the necessary accounting corrections. In addition, for loans acquired at a discount in the future we will apply the accounting method described in the AICPA’s Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Grant Thornton LLP has advised us that the isolated error is considered a material weakness in our internal control over financial reporting under the standards established by the Public Company Accounting Oversight Board. Under those standards, a material weakness is a control deficiency, or a combination of control deficiencies that results in a more than remote likelihood that a material misstatement will not be prevented or detected. The Audit Committee has instructed management to implement certain corrective changes to our internal control procedures to improve the effectiveness of its internal control over financial reporting to reduce the likelihood of interpretive errors resulting in material misstatements in the future.

ITEM 9B. OTHER INFORMATION

          Not applicable

PART III

          The information required by Items 10, 11, 12, 13, and 14 will be included in the Company’s proxy statement for its 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed herewith as part of this Form 10-K:

(1) The following financial statements are set forth in Part II, Item 8 of this report

Page
Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets as of December 31, 2004 and 2003	54

Consolidated Statements of Operations for the Year Ended December 31, 2004, the Period Ended December 31, 2003, the Period Ended October 7, 2003 and the Year Ended December 31, 2002.	55

Consolidated Statements of Other Comprehensive Income (Loss) for the Year Ended December 31, 2004, the Period Ended December 31, 2003, the Period Ended October 7, 2003 and the Year Ended December 31, 2002.	56

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2004, the Period Ended December 31, 2003, the Period Ended October 7, 2003 and the Year Ended December 31, 2002.	57

Consolidated Statements of Cash Flows for the Year Ended December 31, 2004, the Period Ended December 31, 2003, the Period Ended October 7, 2003 and the Year Ended December 31, 2002.	58

Notes to Consolidated Financial Statements	60

(2) Not applicable

(3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the “Exhibit Index” filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2005
ORIGEN FINANCIAL, INC., a Delaware corporation
	By:	/s/ Ronald A. Klein
Ronald A. Klein, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ronald A. Klein
	Chief Executive Officer and Director	April 14, 2005
Ronald A, Klein

/s/ W. Anderson Geater, Jr.
	Chief Financial Officer and	April 14, 2005
W. Anderson Geater, Jr.	Principal Accounting Officer

/s/ Paul A. Halpern
	Chairman of the Board	April 14, 2005
Paul A. Halpern

/s/ Richard H. Rogel
	Director	April 14, 2005
Richard H. Rogel

/s/ Gary A. Shiffman
	Director	April 14, 2005
Gary A. Shiffman

/s/ Michael J. Wechsler
	Director	April 14, 2005
Michael J. Wechsler

/s/ James A. Williams
	Director	April 14, 2005
James A. Williams

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
1.1	Form of Underwriting Agreement by and among Origen Financial, Inc. (“Origen”), Lehman Brothers Inc., Credit Suisse First Boston LLC and Flagstone Securities, LLC as representatives of the several underwriters	(1)

3.1.1	Second Amended and Restated Certificate of Incorporation of Origen, filed October 7, 2003, and currently in effect	(1)

3.1.2	Certificate of Designations for Origen’s Series A Cumulative Redeemable Preferred Stock	(1)

3.2	By-laws of Origen	(1)

4.1	Form of Common Stock Certificate	(1)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen, Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(1)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen and DB Structured Finance Americas, LLC	(1)

10.1	Contribution Agreement, dated October 8, 2003, among Origen and the entities set forth on Appendix I thereto	(1)

10.2	Common Stock Purchase Agreement dated October 8, 2003 between Lehman Brothers Inc. and Origen	(1)

10.3	Concurrent Private Placement Agreement dated October 8, 2003 among Origen and the Purchasers (as defined therein)	(1)

10.4	Concurrent Private Placement Agreement dated October 8, 2003 among Origen and the Purchasers (as defined therein)	(1)

10.5	2003 Equity Incentive Plan of Origen#	(1)

10.6	Form of Non-Qualified Stock Option Agreement#	(1)

10.7	Form of Restricted Stock Award Agreement#	(1)

10.8	Employment Agreement between Origen, Origen Financial L.L.C. and W. Anderson Geater#	(1)

10.9	Employment Agreement between Origen, Origen Financial L.L.C. and Ronald A. Klein#	(1)

10.10	Employment Agreement between Origen, Origen Financial L.L.C. and Mark Landschulz#	(1)

10.11	Employment Agreement between Origen, Origen Financial L.L.C. and J. Peter Scherer#	(1)

10.12	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(1)

10.13	Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.14	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.15	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(1)

10.16	Credit Agreement dated July 25, 2002 between Origen Financial L.L.C. and Bank One, NA	(1)

Exhibit		Method of
Number	Description	Filing
10.17	First Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated June 27, 2003	(1)

10.18	Second Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated October 23, 2003	(1)

10.19	Third Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated December 31, 2003	(1)

10.20	Fourth Amendment to Credit Agreement effective as of December 31, 2004 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA)	(2)

10.21	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(1)

10.22	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(1)

21.1	List of Origen’s Subsidiaries.	(2)

23.1	Consent of Grant Thornton, LLP	(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(2)	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.