Form 10-K/A
period 2004-12-31
ORIGEN FINANCIAL INC
filed 2005-04-29
CIK 1268039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50721

ORIGEN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0145649
State of Incorporation	I.R.S. Employer I.D. No.

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

As of April 22, 2005, there were 25,215,400 shares of the registrant’s common stock issued and outstanding.

     EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”) is filed to (i) amend Part III, Items 10, 11, 12, 13 and 14, (ii) amend the Report of Independent Registered Public Accounting Firm set forth in Part II, Item 8 to correct a typographical error, and (iii) amend the Exhibit Index. Except as otherwise described above, no other changes have been made to the Annual Report. This Amendment does not otherwise attempt to update the information set forth in the Annual Report.

PART II

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origen Financial, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from October 8, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the financial statements referred to above for Origen Financial L.L.C. present fairly, in all material respects, the results of its operations and cash flows for the period from January 1, 2003 to October 7, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note S, the accompanying consolidated balance sheet of Origen Financial, Inc. as of December 31, 2003 and the related consolidated statements of operations, other comprehensive income, changes in stockholders’ equity and cash flows for the period from October 8, 2003 to December 31, 2003 have been restated to reflect the effects of an overstatement of interest income.

/s/ GRANT THORNTON LLP

Southfield, Michigan
April 1, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     Information regarding our executive officers and directors is set forth below.

Name	Position
Paul A. Halpern	Chairman of the Board of Directors
Ronald A. Klein	Chief Executive Officer and Director
Richard H. Rogel	Director
Gary A. Shiffman	Director
Michael J. Wechsler	Director
James A. Williams	Director
J. Peter Scherer	Head of Operations and President
W. Anderson Geater, Jr	Chief Financial Officer and Secretary
Mark W. Landschulz	Executive Vice President, Portfolio Management
O. Douglas Burdett	Executive Vice President, Manager of Loan Servicing
Paul J. Galaspie	Senior Vice President and Chief Information Officer
David M. Rand	Senior Vice President, Sales and Marketing
Benton E. Sergi	Senior Vice President, Operations

     Paul A. Halpern. Mr. Halpern, 51, has been our Chairman of the Board since August 2003. He is a member of the Audit Committee and the Nominating and Governance Committee and an alternate member of the Executive Committee. Prior to co-founding Origen Financial, Inc., Mr. Halpern was a manager of Origen Financial L.L.C. from January 2002 until December 2003. Mr. Halpern is currently the manager of Woodward Holding, LLC. Mr. Halpern has also served as Vice President of Operations of Guardian Energy Management Corp., an oil and gas exploration and production company, which is a subsidiary of Guardian Industries Corp., a glass manufacturing corporation, since 1990. In addition, Mr. Halpern has served as Associate Tax Counsel of Guardian Industries Corp. since 1988. From 1979 through 1988, Mr. Halpern was employed in various capacities by both McDermott Incorporated and McDermott International, Inc. (collectively, “McDermott”), with his last position as Tax Director for McDermott Incorporated. Before joining McDermott, Mr. Halpern worked in the tax department of the public accounting firm of Alexander Grant & Company.

     Ronald A. Klein. Mr. Klein, 47, has served as our Chief Executive Officer since August 2003. He is a member of the Executive Committee. Prior to co-founding Origen Financial, Inc., Mr. Klein joined Origen Financial L.L.C.’s predecessor in February 1999 and currently serves as Origen Financial L.L.C.’s sole manager and its Chief Executive Officer. Since 1999, Mr. Klein has served as a director and as Chief Executive Officer and President of Bingham Financial Services Corporation. In addition, he has served as the Managing Director of Equity Growth L.L.C., a private real estate investment company since 1994. From 1990 to 1994, Mr. Klein served as Executive Vice President of Alaron Inc., an international distributor of consumer electronics. Prior to joining Alaron Inc., Mr. Klein was a member of the Chicago Board Options Exchange since 1985. Mr. Klein has also served as the Managing Director of a financial derivatives trading firm and, before 1985, he was in the private practice of law.

     Richard H. Rogel. Mr. Rogel, 56, has been one of our directors since August 2003. He is the Chairman of the Audit Committee and a member of the Compensation Committee and the Executive Committee. Mr. Rogel has been a director of CoolSavings, Inc., a publicly-traded online direct marketing and media company, since 1996, has served as its Chairman of the Board since July 2001 and served as the Chairman of its audit committee from 1998 to 2004. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel is the President of the University of Michigan Alumni Association, chairs the University of Michigan’s Business School Development Advisory Board and serves on other boards of the University.

     Gary A. Shiffman. Mr. Shiffman, 50, has been one of our directors since August 2003. Prior to co-founding Origen Financial, Inc. Mr. Shiffman was also a manager of Origen Financial L.L.C. since its formation in 2001 until December 2003. Mr. Shiffman has served as Chief Executive Officer and as a director of Sun Communities, Inc. since 1994, and as Chairman of the Board and President of Sun Communities since March 2000.

     Michael J. Wechsler. Mr. Wechsler, 65, has been one of our directors since August 2003. He is a member of the Compensation Committee and the Nominating and Governance Committee and an alternate member of the Executive Committee. Mr. Wechsler has served as Executive Vice President, Credit of CharterMac since October 2003. CharterMac is a publicly-traded real estate financial services company. Mr. Wechsler served as Chief Operating Officer of the Related Companies, L.P. from 1987 until 1997 and as Chief Credit Officer of Related from 1997 until 2003. The Related Companies, L.P. is a major developer of multifamily affordable housing nationwide, one of the largest owners of multi-family dwellings in the country and a leading syndicator of residential real estate financed with Low Income Housing Tax Credits in the United States. Prior to joining the Related Companies, L.P., he held various positions in the Real Estate Division of Chemical Bank for over twenty years. His last position was as Senior Vice President and Managing Director, with overall responsibility for the Real Estate Division’s administration and lending activities in twenty-five states and New York City.

     James A. Williams. Mr. Williams, 63, has been one of our directors since August 2003. He is the Chairman of the Compensation Committee and a member of the Audit Committee, the Executive Committee and the Nominating and Governance Committee. From 2001 until it was acquired in October 2003, Mr. Williams served as a director of Chateau Communities, Inc., a publicly-traded equity real estate investment trust and an owner/manager of manufactured home communities. Mr. Williams has been a director of Standard Federal Bank and LaSalle Bank Corporation since 2001 and has served on LaSalle’s audit committee since 2001. Mr. Williams has been a partner with Williams, Williams, Ruby & Plunkett, P.C., a Michigan-based law firm, since he founded the firm in 1972. He also currently serves as Managing General Partner of Jamison Management Company, which operates manufactured housing developments. Mr. Williams is the chairman of the Henry Ford Hospital of West Bloomfield, Michigan, and former chairman of the Michigan National Corporation.

     J. Peter Scherer. Mr. Scherer, 55, has served as our President and Head of Operations since August 2003. Prior to co-founding Origen Financial, Inc., Mr. Scherer joined Origen Financial L.L.C.’s predecessor in December 1999 and currently serves as President and Head of Operations of Origen Financial L.L.C. Since October 1999, Mr. Scherer has served as Chief Operating Officer of Bingham Financial Services Corporation. From 1984 through 1998, Mr. Scherer served in various capacities at The Taubman Company, including most recently as Senior Vice President and chairman of the asset management group. From 1976 to 1980 and from 1980 to 1984, he was an attorney with American Motors Corporation and Volkswagen of America, Inc., respectively. Prior to joining American Motors Corporation, Mr. Scherer was engaged in the private practice of law.

     W. Anderson Geater, Jr. Mr. Geater, 56, has served as our Chief Financial Officer since August 2003 and as our Secretary since January 2004. Prior to co-founding Origen Financial, Inc., Mr. Geater joined Origen Financial L.L.C.’s predecessor in April 2000 and currently serves as Chief Financial Officer of Origen Financial L.L.C. Since April 2000, Mr. Geater has served as Chief Financial Officer and Treasurer of Bingham Financial Services Corporation. From April 1994 through April 2000, Mr. Geater served as Chief Financial Officer and Chief Administrative Officer of Univest Financial Services Holdings, LLC and Central Park Capital, LLC. He also served as Chief Operating Officer of First Mortgage Strategies Group, Inc. from 1991 to 1993, and as Director of Financial Services for Pannell Kerr Forster, a public accounting firm from 1990 to 1991. From 1975 to 1990, Mr. Geater served as Executive Vice President and Chief Financial Officer of Leader Federal Bank for Savings. Prior to joining Leader Federal Bank for Savings, Mr. Geater was an audit supervisor with the public accounting firm of KPMG Peat Marwick.

     Mark Landschulz. Mr. Landschulz, 40, has served as our Executive Vice President of Portfolio Management since August 2003. Prior to co-founding Origen Financial, Inc., Mr. Landschulz joined Origen Financial L.L.C.’s predecessor in February 2000, and currently serves as Executive Vice President of Portfolio Management of Origen Financial, L.L.C. Prior to serving as Executive Vice President, Mr. Landschulz was the Chief Financial Officer of Origen Financial L.L.C. From 1997 to 2000, Mr. Landschulz was the founding principal of Landworks Enterprises, a private consulting practice. Prior to founding Landworks Enterprises, Mr. Landschulz served as Senior Vice President for Knutson Mortgage Corporation from April 1996 to December 1996. From February 1990 to April 1996, Mr. Landschulz served as a director and Vice President of GE Capital Mortgage. From 1988 to 1990, he served as Chief Financial Officer of a Fannie Mae approved seller/servicer, regional mortgage banking firm.

     O. Douglas Burdett. Mr. Burdett, 55, has served as our Executive Vice President, Manager of Loan Servicing since August 2003. He has held the same position with Origen Financial L.L.C. since May 2002. From July 1999 to April 2002, Mr. Burdett served as Vice President, National Asset Manager of CitiFinancial Associates Housing Finance and led its manufactured housing loan servicing operation. From December 1997 to July 1999, he was employed by First Union Bank as Director and Asset Manager for The Money Store. From 1972 through 1997, Mr. Burdett was employed by GE Capital Corporation, where he led its customer service, loss mitigation and default groups in a number of business units ranging from consumer and mortgage as Vice President GE Capital Mortgage to commercial and government services as Senior Vice President GE Asset Management.

     Paul J. Galaspie. Mr. Galaspie, 43, has served as our Senior Vice President and Chief Information Officer since August 2003. Mr. Galaspie joined the predecessor of Origen Financial L.L.C. in March 1994, and currently serves as Senior Vice President and Chief Information Officer of Origen Financial L.L.C. Beginning in March 1994, Mr. Galaspie served in various capacities for Origen Financial L.L.C.’s predecessors, including as a Senior Programmer Analyst for Saxon Mortgage Funding Corp. Prior to March 1994, Mr. Galaspie worked for PSA, a national photographic retailer, in their marketing department as a programmer/analyst.

     David M. Rand. Mr. Rand, 43, has served as our Senior Vice President, Sales and Marketing since August 2003. Mr. Rand joined the predecessor of Origen Financial L.L.C. in June 1998, and currently serves as Senior Vice President — Marketing and Business Development of Origen Financial L.L.C. Prior to joining the predecessor of Origen Financial L.L.C., he was employed by Associates First Capital Corporation as Vice President — New Business/Product Development from April 1996 to June 1998, and as Director — Corporate Training from November 1993 to April 1996. Prior thereto, Mr. Rand held various positions with General Electric Capital Corporation.

     Benton E. Sergi. Mr. Sergi, 43, has served as our Senior Vice President, Operations since August 2003. He has held the same position with Origen Financial L.L.C. since June 2003. From April 2002 to June 2003, Mr. Sergi served as Executive Vice President, National Sales and Operations of HomePride Finance Corp, a subsidiary of Champion Enterprises, Inc. He also served as Senior Vice President of Sales and Operations of CIT Group, from 1997 to 2002, and held various positions with Key Bank USA, NA in its sales finance division from 1987 to 1997. Prior to joining Key Bank USA, NA, Mr. Sergi was employed by The Midwest Bank & Trust Company in its installment loan and credit card sales departments.

Board Structure

     Directors are elected for a term of one year, and hold office until their successors are elected and qualified. All officers serve at the discretion of the board of directors. Under our charter, the board of directors shall fix the number of directors from time to time. The board of directors currently has six members, consisting of one director who is an employee (Mr. Klein), Mr. Shiffman and four independent directors. Vacancies occurring on the board of directors will be filled by the vote of a majority of the directors then in office.

Board Committees

     Our board has established an Audit Committee, a Compensation Committee, an Executive Committee and a Nominating and Governance Committee. Our board of directors may establish other committees from time to time.

Audit Committee

     Our board of directors has established an Audit Committee, which consists of Messrs. Rogel (Chairman), Halpern and Williams. Mr. Rogel is currently not serving as the Chairman of the Audit Committee for health reasons. He expects to resume his duties as Chairman during the third quarter of 2005. In his absence, Mr. Williams is serving as interim Chairman of the Audit Committee. Our board of directors has determined that all members of the Audit Committee satisfy the independence requirements of the Nasdaq National Market rules. Our board has also determined that each of Messrs. Halpern, Rogel and Williams qualifies as an “audit committee financial expert,” as defined by the SEC, and all members of the Audit Committee are “financially literate,” within the meaning of the rules, and “independent,” under the audit committee independence standards of the SEC. Our Audit Committee operates pursuant to a written charter adopted by the board of directors. Among other things, the Audit Committee charter calls upon the Audit Committee to:

•	oversee the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of our board of directors and report the results of its activities to the board;

•	be directly and solely responsible for the appointment, retention, compensation, oversight, evaluation and, when appropriate, the termination and replacement of our independent auditors;

•	review the annual engagement proposal and qualifications of our independent auditors;

•	prepare an annual report as required by applicable SEC disclosure rules;

•	review the integrity, adequacy and effectiveness of our internal controls and financial disclosure process;

•	approve in advance all audit and non-audit engagement fees, scope and terms with our independent auditors; and

•	meet periodically with our senior executive officers, internal audit staff and our independent auditors in separate executive sessions.

Compensation Committee

     The Compensation Committee consists of Messrs. Williams (Chairman), Wechsler and Rogel. The principal functions of the committee are to:

•	evaluate the performance of our senior executives;

•	review and approve senior executive compensation plans, policies and programs;

•	consider the design and competitiveness of our compensation plans;

•	review and make recommendations concerning our long-term incentive compensation plans;

•	approve the salaries, bonus and other compensation for all corporate officers, provided that, as to the chief executive officer, the committee will recommend appropriate salary, bonus and other compensation to the board for approval;

•	review and approve chairman and chief executive officer goals and objectives and evaluate performance in light of these objectives; and

•	produce an annual report on executive compensation for inclusion in our proxy statement.

Our Compensation Committee also administers our 2003 Equity Incentive Plan.

Executive Committee

     Our board of directors has established an Executive Committee, which consists of Messrs. Williams, Rogel and Klein. Messrs. Wechsler and Halpern serve as alternate members in the case of an absence of an Executive Committee member. The Executive Committee operates pursuant to a written charter adopted by the board. The Executive Committee exercises certain enumerated powers and duties of the board of directors between board meetings. The Executive Committee has the authority to approve the following actions:

•	the acquisition and sale of loans and loan portfolios;

•	financing transactions; and

•	the securitization of loans and loan portfolios.

Nominating and Governance Committee

     Our Nominating and Governance Committee has been formed to establish and implement our corporate governance practices and to nominate individuals for election to the board of directors. The members of our Nominating and Governance Committee are Messrs. Halpern, Wechsler and Williams. The committee is composed entirely of independent directors.

     Our Nominating and Governance Committee operates pursuant to a written charter adopted by the board. Among other things, the committee charter calls upon the Nominating and Governance committee to:

•	develop criteria for selecting new directors and to identify individuals qualified to become board members and members of the various committees of the board;

•	select, or recommend that the board select, the director nominees for each annual meeting of stockholders and the committee nominees; and

•	develop and recommend to the board a set of corporate governance principles applicable to the corporation.

Corporate Governance

Corporate Governance Guidelines

     On the recommendation of the Nominating and Governance Committee, our board of directors has adopted corporate governance guidelines. The guidelines address matters such as frequency of board meetings, director tenure, director compensation, executive sessions of the board, communication with the independent directors and continuing education.

Code of Business Conduct

     Our board of directors has established a code of business conduct applicable to all of our directors, officers and employees. Among other matters, the code of business conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including appropriate handling of actual or apparent conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code.

     Waivers to the code of business conduct for directors and officers may be granted only by the board or the Nominating and Governance Committee of the board. In the event any such waivers are granted, we expect to promptly announce the waiver on the investor relations section of our website and to otherwise make such disclosure as is required by law and any applicable stock exchange regulations.

     A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors”

and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

Code of Ethics for Senior Financial Officers

     Our board of directors has adopted a financial code of ethics that applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions. Under the terms of the financial code of ethics, our senior financial officers must, among other things:

•	act with honesty and integrity, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	provide full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the SEC and in other public communications;

•	comply with applicable laws, rules and regulations;

•	promote the prompt internal reporting of violations of the financial code of ethics to the chair of our Audit Committee;

•	respect the confidentiality of information acquired in the course of employment; and

•	promote ethical and honest behavior within our organization.

     A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

Section 16(a) Beneficial Ownership Reporting Compliance

     We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon a review of copies of such reports received by us during or with respect to the fiscal year ended December 31, 2004, we believe that all officers, directors and beneficial owners of more than 10% of our registered equity securities timely filed all required reports.

Item 11. Executive Compensation

Executive Compensation

     The following table summarizes the compensation we paid to our Chief Executive Officer and each of our four other highest paid executive officers (the “Named Executive Officers”) during the year ended December 31, 2004 and during the period from October 8, 2003 (when we began operations) through December 31, 2003.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
								Restricted		Securities
	Year or Period Ended					Other Annual		Stock		Underlying
Name and Principal Position	December 31,	Salary		Bonus		Compensation		Awards(1)		Options
Ronald A. Klein Chief Executive Officer	2003	$90,602	(2)	$280,040	(3)	$9,935	(4)	$1,100,000	(5)	25,000
	2004	$405,763		$159,375		$386,583	(6)	$656,250	(7)	—

W. Anderson Geater, Jr Chief Financial Officer	2003	$47,323	(2)	$151,494	(3)	$9,962	(4)	$200,000	(8)	15,000
	2004	$207,305		$91,375		$42,136	(6)	$262,500	(9)	—

J. Peter Scherer President and Head of Operations	2003	$47,323	(2)	$151,494	(3)	$9,661	(4)	$200,000	(8)	15,000
	2004	$207,305		$91,375		$40,852	(6)	$262,500	(9)	—

Mark W. Landschulz Executive Vice President of Portfolio Management	2003	$43,852	(2)	$140,409	(3)	$9,059	(4)	$200,000	(8)	15,000
	2004	$192,305		$85,000		$38,592	(6)	$262,500	(9)	—

Benton E. Sergi	2003	$42,125	(2)	$36,807	(3)	$5,235	(4)	—		—
Senior Vice President, Operations	2004	$188,747		$41,800		$20,224	(6)	$43,750	(10)	12,500

(1)	As of December 31, 2004, Mr. Klein held 185,000 shares of restricted stock (with an aggregate value of $1,383,800), each of Messrs. Geater, Scherer and Landschulz held 50,000 shares of restricted stock (with an aggregate value of $374,000) and Mr. Sergi held 15,000 shares of restricted stock (with an aggregate value of $112,200). For purposes of the preceding sentence, aggregate values are based on the closing market price of our common stock on December 31, 2004.

(2)	Represents salary received from commencement of operations to year end. Annual base salaries for Messrs. Klein, Geater, Scherer, Landschulz and Sergi are set forth below under “Employment Agreements.” Mr. Sergi’s annualized base salary during the period ended December 31, 2003 was $185,000.

(3)	2003 bonuses paid are with respect to the executive officers’ employment by us and Origen Financial L.L.C. during the twelve months ended December 31, 2003.

(4)	Included in these amounts are split-dollar whole life insurance premiums of $7,985 for Mr. Klein, $7,601 for Mr. Geater, $7,364 for Mr. Scherer, $7,467 for Mr. Landschulz and $4,522 for Mr. Sergi, in each case pro rated for the period October 8, 2003 through December 31, 2003. We pre-paid the annual premiums for the split-dollar whole life insurance for 2004 in November 2003. The annual premiums for these policies for the coverage period ending in November 2004 were $34,700 for Mr. Klein, $33,030 for Mr. Scherer, $32,000 for Mr. Geater, $32,450 for Mr. Landschulz and $19,650 for Mr. Sergi. These policies are owned by us and are intended to provide key man insurance benefits to us, and the cash build-up in the policies is intended to fund the payment of benefits under our capital accumulation plan described below.

(5)	Mr. Klein was granted a restricted share award of 60,000 shares on October 8, 2003, which vested on April 8, 2004. Mr. Klein was also granted a restricted share award of 50,000 shares on October 8, 2003. One-third of the shares granted under this award vested on May 11, 2004. One-third of the remaining shares will vest on each of May 11, 2005 and May 11, 2006. Distributions on the shares of restricted stock will be paid to Mr. Klein.

(6)	Included in these amounts are split-dollar whole life insurance premiums for the coverage period ending in November 2005 of $35,600 for Mr. Klein, $34,100 for Mr. Geater, $34,030 for Mr. Scherer, $33,900 for Mr. Landschulz and $19,350 for Mr. Sergi. We pre-paid the annual premiums for the split-dollar whole life insurance for 2005 in November 2004. These policies are owned by us and are intended to provide key man insurance benefits to us, and the cash build-up in the policies is intended to fund the payment of benefits under our capital accumulation plan described below. Mr. Klein’s other annual compensation also includes a payment of $344,161 to cover the tax liability arising from the vesting of 60,000 shares of restricted stock in 2004. These shares of restricted stock were granted to Mr. Klein upon his waiver of the right to receive a change in control payment of $600,000 in connection with our formation transactions.

(7)	On each of March 23, 2004 and August 5, 2004, Mr. Klein was granted a restricted share award of 37,500 shares (or a total of 75,000 shares). Two-thirds of the shares granted under each of these awards will vest on May 11, 2005 and the remaining one-third of the shares under each grant will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to Mr. Klein.

(8)	Each of Messrs. Geater, Scherer and Landschulz was granted a restricted share award of 20,000 shares on October 8, 2003. One-third of the shares granted under this award vested on May 11, 2004. One-third of the remaining shares will vest on each of May 11, 2005 and May 11, 2006. Distributions on the shares of restricted stock will be paid to the applicable holder of the restricted stock.

(9)	On each of March 23, 2004 and August 5, 2004, each of Messrs. Geater, Scherer and Landschulz was granted a restricted share award of 15,000 shares (or a total of 30,000 shares each). Two-thirds of the shares granted under each of these awards will vest on May 11, 2005 and the remaining one-third of the shares under each grant will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to the applicable holder of the restricted stock.

(10)	On January 29, 2004 Mr. Sergi was granted a restricted share award of 10,000 shares and on each of March 23, 2004 and August 5, 2004, Mr. Sergi was granted a restricted share award of 2,500 shares (or a total of 15,000 shares). Two-thirds of the shares granted under each of these awards will vest on May 11, 2005 and the remaining one-third of the shares under each grant will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to Mr. Sergi.

     Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation paid in excess of $1,000,000 for any fiscal year to the company’s chief executive officer and the four other most highly compensated executive officers. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 annual maximum paid to these executive officers must be “performance-based” compensation, as determined under Section 162(m). For these purposes, compensation generally includes base salary, annual bonuses, stock option exercises, compensation attributable to restricted shares vesting and nonqualified benefits. While it is our intention to structure compensation so that it satisfies the “performance-based” compensation requirements under Section 162(m) to the fullest extent possible, if we become subject to the provisions of Section 162(m), the Compensation Committee will balance the costs and burdens involved in doing so against the value to us and our stockholders of the tax benefits to be obtained by us. Accordingly, we reserve the right, should Section 162(m) apply, to design compensation programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible as a result of the application of Section 162(m).

     We have adopted a non-qualified capital accumulation plan that provides supplemental compensation to certain executive officers and employees on a deferred basis. We have the discretion to select which employees will be eligible to participate in the plan. The plan is intended to attract and maintain qualified individuals in key positions. The deferred compensation under the plan vests over a ten-year period, with the first 30% vesting beginning on the third anniversary of the employee’s participation in the plan, and the remainder vesting at a rate of 10% per year, until the tenth anniversary of the employee’s participation in the plan. The deferred compensation is paid to the employee, in a lump sum, following the tenth anniversary of the participant’s enrollment in the plan. If a participant’s employment is terminated for any reason after the third anniversary, but before the tenth anniversary, of his or her enrollment in the plan, we will pay the participant his or her vested portion of the deferred compensation, in a lump sum, following the tenth anniversary of his or her enrollment in the plan. If a participant dies before he or she has been enrolled in the plan for ten years, we have no obligation to pay any amount to the participant or the participant’s beneficiaries. The following table sets forth the compensation payable to our named executive officers under the capital accumulation plan.

Compensation Payable
Named Executive Officer	Under Capital Accumulation Plan
Ronald A. Klein	$400,000
W. Anderson Geater	$400,000
J. Peter Scherer	$400,000
Mark W. Landschulz	$400,000
Benton Sergi	$225,000

     We have adopted a split-dollar life insurance plan that, through individual life insurance policies, provides death benefits to a participant’s beneficiaries and coordinates with the capital accumulation plan described above. Under the split-dollar plan, we are the sole owner of each life insurance policy and pay all premiums due under the policies. Upon a participant’s death, a portion of the death benefit is paid to the participant’s designated beneficiary and a portion of the death benefit is paid to us. It is intended that the policies under the split-dollar plan provide key man insurance benefits to us, and the cash build-up in the policies is intended to fund the payment of benefits under our capital accumulation plan described above. Participation in the split-dollar plan terminates upon the earlier of a participant’s death or the tenth anniversary of a participant’s enrollment in our capital accumulation plan described above. In addition, the split-dollar plan will terminate, as to all participants, upon the total cessation of our business, if we file for bankruptcy, are put into receivership or upon our dissolution. Upon the plan’s termination, participants have the right to acquire the life insurance policy from us for the then current cash surrender value of the policy.

Employment Agreements

     We and Origen Financial L.L.C. have entered into employment arrangements with the executive officers named in the following table, pursuant to which Origen Financial L.L.C. pays the executives’ salaries. Each of our executives is also an officer of Origen Financial L.L.C. These employment agreements are for a three-year term and provide the following annual base salaries:

	First Year of	Second Year of	Third Year of
	Initial Term (1)	Initial Term (1)	Initial Term (1)
Ronald A. Klein	$400,000	$425,000	$450,000
W. Anderson Geater, Jr	205,000	215,000	225,000
J. Peter Scherer	205,000	215,000	225,000
Mark Landschulz	190,000	200,000	210,000
Benton Sergi	190,000	195,000	205,000

(1)	The initial term of the employment agreement of each of Messrs. Klein, Geater, Scherer and Landschulz began on October 8, 2003 and ends on October 7, 2006. The initial term of Mr. Sergi’s employment agreement began on April 1, 2004 and ends on March 31, 2007.

Each such employee will be prohibited from competing with us for a period of one year after termination of his employment under certain conditions. Each employee will also be prohibited from soliciting the employment of any of our other employees and diverting any business from us for a period of up to 12 months after termination of the employment agreement. Each of the employment agreements is for an initial term of three years, and will be automatically renewed for successive one-year terms unless otherwise terminated by us or the employee. Under the employment agreements, each employee will be entitled to a severance payment of one year’s salary upon a termination by us without cause. In addition each of Messrs. Klein, Geater, Scherer and Landschulz will be entitled to a severance payment of one year’s salary upon a termination by the executive for good reason or the failure by us to renew the term of the contract. Each of the executive officers is eligible to receive a bonus payable in cash, equity or a combination of cash and equity, in an amount and in the form determined by the Compensation Committee in its discretion.

     Pursuant to Mr. Klein’s prior employment arrangement with Origen Financial L.L.C., he was entitled to a change of control payment in the amount of $600,000 upon our acquisition of Origen Financial L.L.C. in October 2003. Mr. Klein waived his rights to the payment in connection with the offering. In consideration for this waiver, we granted Mr. Klein a restricted stock award of 60,000 shares of our common stock, which vested on April 8, 2004.

Stock Option Grants

     The following table contains information describing the stock options we have granted to our Named Executive Officers during the year ended December 31, 2004. The table also lists potential realizable values of such options on the basis of assumed annual compounded share appreciation rates of 5% and 10% over the life of the options.

Potential
Realizable Value at
		% of Total			Assumed Annual
		Options			Rates of Share
	Number of Securities	Granted to			Price Appreciation
	Underlying Options	Employees in	Exercise or Base	Expiration	for Option Term
Name of Grantee	Granted(1)	Fiscal Year	Price Per Share	Date(2)	5%(3)	10%(3)
Ronald A. Klein	—	—	—	—	—	—
J. Peter Scherer	—	—	—	—	—	—
W. Anderson Geater, Jr	—	—	—	—	—	—
Mark Landschulz	—	—	—	—	—	—
Benton Sergi	12,500	6.3%	$10.00	January 29, 2014	$78,625	$199,250

(1)	One-third of these options vested on May 11, 2004. One-third of the remaining options will vest on each of May 11, 2005 and May 11, 2006.

(2)	The expiration date of the options will be ten years after the date of the grant.

(3)	The potential realizable value is reported net of the option price, but before the income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% from the date of grant to the expiration date of the options.

Option Exercises and Year-End Option Values

     During the year ended December 31, 2004, we did not grant any stock options or stock appreciation rights to the Named Executive Officers and no Named Executive Officer exercised any options. The following table contains information concerning option holdings as of December 31, 2004 with respect to each of the Named Executive Officers.

			Number of Securities
			Underlying Unexercised
			Options at
	Shares Acquired		Fiscal Year-End(1)
Name of Grantee	on Exercise	Value Realized	Exercisable	Unexercisable
Ronald A. Klein	—	—	8,333	16,667
J. Peter Scherer	—	—	5,000	10,000
W. Anderson Geater, Jr	—	—	5,000	10,000
Mark Landschulz	—	—	5,000	10,000
Benton Sergi	—	—	4,166	8,334

(1)	None of the options were in-the-money as of December 31, 2004.

Board Compensation

     We pay an annual director’s fee to each non-employee director of $25,000, payable quarterly. We pay each non-employee director meeting fees of $1,000 per meeting attended in person and $500 per telephonic meeting. We also reimburse all costs and expenses of all directors for attending each meeting. In addition to their annual director’s fees, the Chairman of the Audit Committee receives an annual committee fee of $15,000, and other members of the Audit Committee receive an annual committee fee of $5,000. Members of the Compensation Committee receive an annual committee fee of $5,000. Directors who are also employees will not be separately compensated for services as a director other than through our 2003 Equity Incentive Plan.

     Under our 2003 Equity Incentive Plan, our board of directors has the discretion to grant awards under the plan to our non-employee directors with such vesting and exercise provisions as the board may determine at the date of grant.

     On each of March 23, 2004 and August 5, 2004, we granted all directors other than Mr. Klein an award of 2,500 restricted shares of our common stock (or a total of 5,000 shares per director). Two-thirds of the shares granted under each of these awards will vest on May 11, 2005 and the remaining one-third of the shares under each grant will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to the directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The members of the Compensation Committee are Messrs. Williams (Chairman), Wechsler and Rogel. During 2004 and currently, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee, none of our employees serve on the Compensation Committee and all of the Compensation Committee’s members are independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of April 22, 2005, the shareholdings of: (a) each person known to us to be the beneficial owner of more than 5% of our common stock; (b) each of our directors; (c) each Named Executive Officer; and (d) all of our executive officers and directors as a group, based upon information available to us.

     Except as otherwise noted, the beneficial owners named in the following table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable.

	Amount and Nature	Percent of
	of Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership	Shares(1)
Ronald A. Klein(2) 27777 Franklin Road, Suite 1700 Southfield, MI 48034	271,666	1.1%

Gary A. Shiffman(3) 27777 Franklin Road, Suite 200 Southfield, MI 48034	5,010,833	19.9%

Paul A. Halpern(4) 2300 Harmon Road Auburn Hills, MI 48326	2,760,833	10.9%

Richard H. Rogel(5) 56 Rose Crown Avon, CO 81260	35,833	*

Michael J. Wechsler(5) 625 Madison Avenue New York, NY 10021	10,833	*

James A. Williams(5) 380 N. Old Woodward Ave, Suite 300 Birmingham, MI 48009	10,833	*

J. Peter Scherer(6) 27777 Franklin Road, Suite 1700 Southfield, MI 48034	60,000	*

W. Anderson Geater, Jr.(6) 27777 Franklin Road, Suite 1700 Southfield, MI 48034	62,800	*

Mark W. Landschulz(6) 27777 Franklin Road, Suite 1700 Southfield, MI 48034	67,500	*

Benton E. Sergi(7) 27777 Franklin Road, Suite 1700 Southfield, MI 48034	24,583	*

	Amount and Nature	Percent of
	of Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership	Shares(1)
Sun OFI, LLC(8) 27777 Franklin Road, Suite 200 Southfield, MI 48034	5,000,000	19.8%

Woodward Holding, LLC(9) 2300 Harmon Road Auburn Hills, MI 48326	2,750,000	10.9%

Third Avenue Management LLC (10) 622 Third Avenue, 32nd Floor New York, NY 10017	1,721,559	6.8%

A. W. Asset Management, L.L.C. (11) 535 Madison Avenue, 26th Floor New York, NY 10022	1,492,300	5.9%

All directors and executive officers as a group (13 persons)(12)	7,399,046	29.2%

*	Holdings represent less than 1% of all shares outstanding.

(1)	In accordance with SEC regulations, the percentage calculations are based on 25,215,400 shares of common stock issued and outstanding as of April 22, 2005, plus shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005 by each individual or entity listed.

(2)	Includes (i) 10,000 shares held in a trust of which Mr. Klein is the beneficiary, and (ii) 16,666 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005.

(3)	Includes (i) 5,000,000 shares held by Sun OFI, LLC, an affiliate of Sun Communities, Inc., which are attributed to Mr. Shiffman because he is the Chairman, President and Chief Executive Officer of Sun Communities, Inc., and (ii) 3,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005. Does not include 1,025,000 shares held by Shiffman Origen LLC. Mr. Shiffman has an indirect pecuniary interest in 9% of the shares held by Shiffman Origen LLC but does not have share voting or investment control over the shares held by this entity.

(4)	Includes (i) 1,750,000 shares held by Woodward Holding, LLC, which are attributed to Mr. Halpern because he is its sole manager, (ii) 3,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005, and (iii) 1,000,000 shares subject to a currently exercisable option granted to Woodward Holding, LLC by Sun OFI, LLC.

(5)	Includes 3,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005.

(6)	Includes 10,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005.

(7)	Includes 8,333 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005.

(8)	Sun OFI, LLC is an affiliate of Sun Communities, of which Mr. Shiffman is the Chairman, President and Chief Executive Officer. Mr. Shiffman is the sole manager of Sun OFI, LLC. Mr. Shiffman has sole share voting and investment control over the shares held by Sun OFI, LLC. Mr. Shiffman disclaims beneficial ownership of the shares held by Sun OFI, LLC.

(9)	Includes 1,000,000 shares subject to a currently exercisable option granted to Woodward Holding, LLC by Sun OFI, LLC. Mr. Halpern is the sole manager of Woodward Holding, LLC. Mr. Halpern has sole share voting and investment control over the shares held by Woodward Holding, LLC. Mr. Halpern disclaims beneficial ownership of the shares held by Woodward Holding, LLC.

(10)	Based on information contained in a Schedule 13G filed with the SEC on April 22, 2005, Third Avenue Management LLC has sole voting power with respect to 1,673,209 of these shares and sole dispositive power with respect to all 1,721,559 of these shares.

(11)	Based on information contained in a Schedule 13G/A filed with the SEC on February 9, 2005, A. W. Asset Management, L.L.C. serves as an investment adviser to, and holds these shares for the account of, a number of hedge funds and managed accounts and A. W. Asset Management, L.L.C. disclaims beneficial ownership of the shares of common stock held by the funds, except to the extent of any pecuniary interest.

(12)	Includes 94,996 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 22, 2005.

Equity Compensation Plan Information

     The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by shareholders	267,500	$10.00	901,848
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
TOTAL	267,500	$10.00	901,848

Item 13. Certain Relationships and Related Transactions

     Gary A. Shiffman, one of our directors, is the Chairman of the Board, President and Chief Executive Officer of Sun Communities, Inc. (“Sun Communities”). Sun Communities owns approximately 20% of the outstanding shares of our common stock. Mr. Shiffman beneficially owns approximately 24% of the outstanding shares of our common stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 9% of the outstanding common stock of Sun Communities. He is the President of Sun Home Services, Inc. (“Sun Home Services”), of which Sun Communities is the sole beneficial owner.

     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., services approximately $16.0 million (including approximately $3.9 million transferred from another servicer in December 2004) in manufactured home loans for Sun Home Services as of December 31, 2004. Sun Home Services pays Origen Servicing, Inc. an annual servicing fee of 1.25 % of the outstanding principal balance of the loans. In addition, Sun Communities has agreed to provide us certain concessions on manufactured houses we repossess in its communities. These concessions include marketing and refurbishing assistance, rent abatement during the first 12 months the repossessed house is for sale and commission abatement with respect to repossessed manufactured houses sold under the program. This program allows us to further enhance recoveries on repossessed houses and allows Sun Communities to retain houses for resale in its communities.

     In February 2004 Origen Financial L.L.C. purchased approximately $12.3 million in principal balance of manufactured housing loans from Sun Home Services, for an amount equal to approximately 99.3% of the unpaid principal balance.

     We leases our executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, our Chief Executive Officer, beneficially owns an approximate 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of our common stock, beneficially owns an approximate 25% interest in the landlord entity.

Item 14. Principal Accountant Fees and Services

     Aggregate fees for professional services rendered by Grant Thornton, LLP, our independent auditors, for the fiscal years ended December 31, 2004 and December 31, 2003 were as follows:

	Fiscal Year Ended December 31,
Category	2004	2003
Audit Fees: For professional services rendered for the audit of our financial statements, the reviews of the quarterly financial statements, comfort letters and consents	$235,908	$214,385

Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards, attendance at Audit Committee meetings and in connection with our initial public offering and securitizations.	$155,640	$144,660

Tax Fees	$154,150	$57,401

Audit Fees: For professional services rendered for the audit of our 401(k) plan	$12,820	$12,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed herewith as part of this Form 10-K:

(1) The financial statements described in Part IV, Item 15 of the Annual Report on Form 10-K filed on April 15, 2005 are set forth in Part II, Item 8 of such Annual Report on the pages described in Part IV, Item 15(a)(1) of such Annual Report.

(2) Not applicable

(3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K/A is shown on the “Exhibit Index” filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2005

ORIGEN FINANCIAL, INC., a Delaware corporation

By:	/s/ Ronald A. Klein

Ronald A. Klein, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald A. Klein Ronald A, Klein	Chief Executive Officer and Director	April 28, 2005

/s/ W. Anderson Geater, Jr. W. Anderson Geater, Jr.	Chief Financial Officer and Principal Accounting Officer	April 28, 2005

/s/ Paul A. Halpern Paul A. Halpern	Chairman of the Board	April 28, 2005

/s/ Richard H. Rogel Richard H. Rogel	Director	April 28, 2005

/s/ Gary A. Shiffman Gary A. Shiffman	Director	April 28, 2005

/s/ Michael J. Wechsler Michael J. Wechsler	Director	April 28, 2005

/s/ James A. Williams James A. Williams	Director	April 28, 2005

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
3.1.1	Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc. (“Origen”), filed October 7, 2003, and currently in effect	(1)

3.1.2	Certificate of Designations for Origen’s Series A Cumulative Redeemable Preferred Stock	(1)

3.2	By-laws of Origen	(1)

4.1	Form of Common Stock Certificate	(1)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen, Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(1)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen and DB Structured Finance Americas, LLC	(1)

10.1	Contribution Agreement, dated October 8, 2003, among Origen and the entities set forth on Appendix I thereto	(1)

10.2	Common Stock Purchase Agreement dated October 8, 2003 between Lehman Brothers Inc. and Origen	(1)

10.3	Concurrent Private Placement Agreement dated October 8, 2003 among Origen and the Purchasers (as defined therein)	(1)

10.4	Private Placement Agreement dated February 4, 2004 between Origen and DB Structured Finance Americas, LLC	(1)

10.5	2003 Equity Incentive Plan of Origen#	(1)

10.6	Form of Non-Qualified Stock Option Agreement#	(1)

10.7	Form of Restricted Stock Award Agreement#	(1)

10.8	Employment Agreement between Origen, Origen Financial L.L.C. and W. Anderson Geater#	(1)

10.9	Employment Agreement between Origen, Origen Financial L.L.C. and Ronald A. Klein#	(1)

10.10	Employment Agreement between Origen, Origen Financial L.L.C. and Mark Landschulz#	(1)

10.11	Employment Agreement between Origen, Origen Financial L.L.C. and J. Peter Scherer#	(1)

Exhibit		Method of
Number	Description	Filing
10.12	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(1)

10.13	Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.14	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.15	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(1)

10.16	Credit Agreement dated July 25, 2002 between Origen Financial L.L.C. and Bank One, NA	(1)

10.17	First Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated June 27, 2003	(1)

10.18	Second Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated October 23, 2003	(1)

10.19	Third Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated December 31, 2003	(1)

10.20	Fourth Amendment to Credit Agreement effective as of December 31, 2004 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA)	(2)

10.21	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(1)

10.22	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(1)

10.23	Form of Underwriting Agreement by and among Origen, Lehman Brothers Inc., Credit Suisse First Boston LLC and Flagstone Securities, LLC as representatives of the several underwriters	(1)

10.24	Employment Agreement between Origen, Origen Financial L.L.C. and Benton Sergi#	(3)

21.1	List of Origen’s Subsidiaries.	(2)

23.1	Consent of Grant Thornton, LLP	(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(3)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(3)

Exhibit		Method of
Number	Description	Filing
99.1	Amended and Restated Charter of the Audit Committee of the Origen Board of Directors and Audit Committee Guidelines	(1)

99.2	Charter of the Compensation Committee of the Origen Board of Directors	(1)

99.3	Charter of the Nominating and Governance Committee of the Origen Board of Directors	(1)

99.4	Charter of the Executive Committee of the Origen Board of Directors	(1)

99.5	Corporate Governance Guidelines	(1)

99.6	Code of Business Conduct	(1)

99.7	Financial Code of Ethics	(1)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(2)	Previously filed.

(3)	Filed herewith.

#	Management contract or compensatory plan or arrangement.