Form 10-Q
period 2005-03-31
ORIGEN FINANCIAL INC
filed 2005-05-16
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

OR

☐ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock, $.01 par value, outstanding as of May 10, 2005: 25,473,900

Origen Financial, Inc.

Part I

Item 1. Financial Statements

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Assets
Cash and equivalents	$5,598	$9,293
Restricted cash	10,653	9,222
Loans receivable, net of allowance for losses of $5,294 and $5,315, respectively	630,244	563,268
Investments	40,772	37,622
Furniture, fixtures and equipment, net	2,720	2,336
Goodwill	32,277	32,277
Other assets	30,295	28,529

Total assets	$752,559	$682,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$183,739	$107,373
Securitization financing	315,515	328,388
Repurchase Agreements	22,141	20,153
Notes payable – servicing advances	1,977	—
Recourse liability	5,665	6,603
Other liabilities	17,961	16,564

Total liabilities	546,998	479,081

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	125	125
Common stock, $.01 stated value, 125,000,000 shares authorized; 25,215,400 shares issued and outstanding at March 31, 2005 and December 31, 2004	252	252
Additional paid-in-capital	219,121	219,121
Accumulated other comprehensive loss	(370)	(1,807)
Unearned stock compensation	(2,131)	(2,790)
Distributions in excess of earnings	(11,436)	(11,435)

Total stockholders’ equity	205,561	203,466

Total liabilities and stockholders’ equity	$752,559	$682,547

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Earnings (Unaudited)
(In thousands, except share data)

For the Three Months Ended March 31

	2005	2004
Interest Income
Total interest income	$13,166	$8,770
Total interest expense	5,410	3,019

Net interest income before loan losses	7,756	5,751
Provision for credit losses	2,030	1,891

Net interest income after loan losses	5,726	3,860

Non-interest income	3,280	2,880

Non-interest Expenses
Personnel	5,481	4,402
Loan origination and servicing	414	388
State business taxes	113	90
Other operating	1,991	1,597

Total non-interest expense	7,999	6,477

NET INCOME	$1,007	$263

Weighted average common shares outstanding	24,726,729	15,686,374

Weighted average common shares outstanding, diluted	25,016,254	15,929,881

Earnings per share:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Unaudited)
(In thousands, except share data)

For the Three Months Ended March 31

	2005	2004
Net income	$1,007	$263

Other Comprehensive Income:
Net unrealized gain on interest rate swaps	1,369	—
Less reclassification adjustment for net realized losses included in net income	68	46

Comprehensive income	$2,444	$309

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share data)

For the Three Months Ended March 31

	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$1,007	$263
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	2,080	1,891
Depreciation and amortization	1,946	1,191
Originations and purchases of loans	(87,970)	(59,143)
Principal collections on loans held for sale	16,308	11,355
Increase in other assets	(2,924)	(4,186)
Increase (decrease) in accounts payable and other liabilities	92	(1,829)

Net cash used in operating activities	(69,461)	(50,458)

Cash Flows From Investing Activities
Purchase of investment securities	(3,150)	(31,360)
Proceeds from sale of repossessed homes	3,069	2,341
Capital expenditures	(596)	(65)

Net cash used in investing activities	(677)	(29,084)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	—	95
Net proceeds from issuance of common stock	—	9,624
Dividends paid	(1,009)	(1,484)
Proceeds from warehouse and securitization financing	82,204	370,643
Repayment of warehouse and securitization financing	(16,729)	(292,189)
Net change in notes payable - servicing advances	1,977	(1,487)

Net cash provided by financing activities	66,443	85,202

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,695)	5,660

Cash and cash equivalents, beginning of period	9,293	6,926

Cash and cash equivalents, end of period	$5,598	$12,586

Supplemental disclosures of cash flow information:
Interest paid	$5,011	$3,153

Non cash financing activities:
Restricted common stock issued as unearned compensation	$—	$3,300

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

     These unaudited condensed consolidated financial statements of Origen Financial, Inc., a Delaware corporation (the “Company”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2004. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform with current period presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

Note B – Per Share Data

     Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation at March 31 (in thousands, except earnings per share):

	2005	2004
Numerator:
Net income	$1,007	$263
Preferred stock dividends	(4)	(4)

Income available to common shareholders	$1,003	$259

Denominator:
Weighted average common shares for basic EPS	24,727	15,686
Effect of dilutive securities:
Restricted stock awards	289	244

Weighted average common shares for diluted EPS	25,016	15,930

Basic EPS	$0.04	$0.02

Diluted EPS	$0.04	$0.02

     Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. At March 31, 2005 the Company had 267,500 stock options outstanding that if exercised, may impact dilution.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note C – Stock Options

     The Company has elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Accordingly, since all options were granted at a fixed price not less than the fair market value of the Company’s common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of SFAS 123, the pro forma effects on the Company’s net income and earnings per share would be as follows for the period ended March 31 (in thousands except income per share):

	2005	2004
Net income available to common shareholders	$1,003	$259
Stock option compensation cost	(6)	(4)

Pro forma net income available to common shareholders	$997	$255

Basic income per share as reported	$0.04	$0.02
Stock option compensation cost	—	—

Pro forma basic income per share	$0.04	$0.02

Diluted income per share as reported	$0.04	$0.02
Stock option compensation cost	—	—

Pro forma diluted income per share	$0.04	$0.02

Note D – Investments

     The Company’s investments consisted of three asset backed securities with principal amounts of $32.0 million, $6.8 million and $6.5 million. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. The securities are carried on the Company’s balance sheet at amortized cost of $40.8 million which approximates their fair value.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note E – Allowance for Credit Losses and Recourse Liability

     The allowance for credit losses and related additions and deductions to the allowance were as follows for the period ended March 31 (in thousands):

	2005	2004
Balance at beginning of period	$5,315	$3,614
Provision for loan losses	2,030	1,891
Transfers from recourse liability	988	1,947
Gross charge-offs	(5,934)	(5,575)
Recoveries	2,895	2,274

Balance at end of period	$5,294	$4,151

     The recourse liability and related additions and transfers out of the recourse liability were as follows for the period ended March 31 (in thousands):

	2005	2004
Balance at beginning of period	$6,603	$8,740
Reimbursements for losses per recourse agreements	—	—
Provision for recourse liabilities	50	—
Transfers to allowance for credit losses	(988)	(1,947)

Balance at end of period	$5,665	$6,793

Note F – Loans Receivable and Securitizations

     The carrying amounts of loans receivable consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Manufactured housing loans - securitized	$388,406	$401,995
Manufactured housing loans – available for sale	252,686	170,978
Accrued interest receivable	3,444	3,285
Deferred fees	(3,076)	(3,100)
Discount on purchased loans	(5,922)	(4,575)
Allowance for loan loss	(5,294)	(5,315)

	$630,244	$563,268

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note F – Loans Receivable and Securitizations (Continued)

     Periodically the Company securitizes manufactured housing loans. Under the current legal structure of the securitization program, the Company sells manufactured housing loans it originates and purchases to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors: (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans.

     These loan securitizations may be structured as financing transactions as opposed to sales transactions, typically by structuring the transaction to allow the Company to participate in the auction process at the scheduled termination of the existence of the qualified special purpose entity (the trust) and including a 20% clean up call. The Company structured all loan securitizations occurring before 2003 as loan sales and all loan securitizations in 2003 and 2004 as financings for accounting purposes. When securitizations are structured as financings no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset backed bonds secured by the loans are carried as a liability.

     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale at March 31, 2005 was approximately $170.6 million. Delinquency statistics (including repossessed inventory) on those loans are as follows at March 31, 2005 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	100	$3,918	2.3%
61-90	34	$1,422	0.8%
Greater than 90	218	$10,144	5.9%

     The Company assesses the carrying value of the residual interests and servicing assets for impairment on a monthly basis. There can be no assurance that the Company’s estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company’s estimates, the carrying value of the Company’s residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity. The Company’s residual interest balance was approximately $724,000 at March 31, 2005. There was no change in the balance for the period presented.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G – Debt

     Total debt outstanding was as follows (in thousands):

	March 31,	December 31,
	2005	2004
Warehouse financing	$183,739	$107,373
Securitization financing	315,515	328,388
Notes payable – servicing advances	1,977	—
Repurchase agreements	22,141	20,153

	$523,372	$455,914

     Notes Payable – Citigroup – The Company, through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corp. (“Citigroup”) (formerly Salomon Brothers Realty Corporation). Under the terms of the agreement, originally entered into in March 2003 and revised periodically, most recently in March 2005, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. The facility also includes a $15 million supplemental advance amount that is collateralized by the Company’s residual interests in the 2004-A, and 2004-B securitizations. The facility matures on March 23, 2006. At March 31, 2005 the outstanding balance on the facility was approximately $183.7 million.

     Repurchase Agreements – The Company has entered into three repurchase agreements with Citigroup for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. At March 31, 2005 the repurchase agreements had outstanding principal balances of approximately $18.1 million, $1.8 million and $2.2 million, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G – Debt (Continued)

     Notes Payable – 2004-A Securitization – On February 11, 2004, the Company completed a securitization of approximately $238 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Trust 2004-A issued $200 million in notes payable. The notes are stratified into six different classes and pay interest at a duration weighted average rate of approximately 5.13%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. At March 31, 2005 the outstanding balance of the notes was approximately $160.7 million.

     Notes Payable – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Trust 2004-B issued $169 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration weighted average rate of approximately 5.26%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. At March 31, 2005 the aggregate outstanding balance of the 2004-B securitization notes was approximately $154.9 million.

     Notes Payable – Servicing Advances – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA). Under the terms of the facility the Company can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets (excluding securitized assets). The expiration date of the facility is December 31, 2005. At March 31, 2005 the outstanding balance on the facility was approximately $2.0 million.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note G – Debt (Continued)

The average balance and average interest rate of outstanding debt was as follows (in thousands):

	March 31, 2005		December 31, 2004
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Notes payable – Citigroup	$128,412	4.3%	$139,115	3.9%
Notes payable – 2004-A securitization	$165,451	4.6%	$163,088	4.4%
Notes payable – 2004-B securitization	$158,956	4.9%	$42,299	4.8%
Repurchase agreement	$20,616	3.4%	$17,573	2.3%
Note payable — servicing advances	$402	9.5%	$553	7.0%

Note H – Equity Incentive Plan

     The Company’s equity incentive plan has approximately 1.7 million shares of common stock reserved for issuance as either stock options or restricted stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s stock option plan, and options that have been issued to date generally vest over a two-year period. There were no options issued during the quarter ended March 31, 2005. As of March 31, 2005, 267,500 options were outstanding under the plan at an exercise price of $10.00 per share.

Note I – Derivative Instruments and Hedging Activity

     In February 2005, the Company entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on a portion of its planned securitization transaction to be completed in May 2005. The Company has designated the swap as a cash flow hedge for accounting purposes.

     On the start date of the swap the Company began paying a fixed rate of 4.44% and receiving a floating rate equal to the one month LIBOR rate on a beginning notional balance of $132.9 million. A rise in rates during the interim period would increase the borrowing cost in the securitization, but the increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized deal making the hedge highly effective.

     SFAS No. 133, the “Accounting for Derivative Instruments and Hedging Activities” requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the forward starting interest rate swap related to the 2005-A securitization transaction approximates an asset of $1.4 million at March 31, 2005. The unamortized portion of the terminated interest rate swap related to the 2004-B securitization approximates a liability of $1.7 million at March 31, 2005.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note J – Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees” for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement statement 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in statement 123(R) using the modified-prospective method effective January 1, 2006. Management has determined the impact of adoption of SFAS No. 123 will not have a material effect on its results of operation.

Note K – Subsequent Events

     On May 12, 2005, the Company completed a securitized financing transaction for approximately $190.0 million of loans, which was funded by issuing bonds in the approximate amount of $165.3 million, at a duration weighted average interest cost of 5.30%. The transaction was structured to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands.

     On May 3, 2005, the forward starting interest rate swap entered into in February 2005 was terminated. Because interest rates had fallen during the interim period the cost to terminate the swap was approximately $0.4 million. This cost will be amortized over the expected life of the debt issued in the securitization transaction in accordance with SFAS No. 133. Amortization over the next twelve months is expected to be approximately $68,000.

     On May 8, 2005 the Company issued 258,500 restricted stock awards to certain directors, officers and employees. The stock awards were issued at $7.24 per share and are being amortized over their estimated service period.

     On April 27, 2005 the Company declared a dividend of $0.06 per common share payable to holders of record as of May 25, 2005.

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

Critical Accounting Policies

     We have identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding our critical accounting policies are described fully in our 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

     During the three months ended March 31, 2005, we adopted the provisions of Statement of Position (“SOP 03-3”) Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in a purchase business combination, but does not apply to loans originated by the entity. We have determined the impact of adoption of SOP 03-3 will not have a material effect on our results from operations.

Results of Operations

Comparison of the three months ended March 31, 2005 and 2004.

Net Income

     Net income increased $0.7 million to $1.0 million for the three months ended March 31, 2005 compared to net income of $0.3 million for the same period in 2004. The increase is the result of an increase of $1.8 million in net interest income after loan losses and an increase of $0.4 million in non interest income offset by an increase in non interest expenses of $1.5 million as described in more detail below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

     Interest income increased 48.9% to approximately $13.1 million compared to approximately $8.8 million. This increase resulted primarily from an increase of $230.5 million or 57.0% in average interest earning assets from $404.7 million to $635.2 million. The increase in interest earning assets includes approximately $195.9 million in newly originated and purchased manufactured housing loans and approximately $6.7 million in asset backed securities. The weighted average net interest rate on the loan receivable portfolio decreased to 8.4% from 9.0% due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate. The weighted average net interest rate is net of any servicing fee resulting from securitization or sale of the loan but accounted for as a financing.

     Interest expense increased $2.4 million, or 80.0%, to $5.4 million from $3.0 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $153.4 million to $452.8 million compared to $299.4 million, or 51.2%. The average interest rate on total debt outstanding increased from 4.0% to 4.6%. The higher average rate for the three months ended March 31, 2005 was due primarily to the increase in the average balance of loans financed on our long term securitization facilities, which tend to have higher weighted average interest rates compared to our short term securitization facility, which is used primarily to fund new originations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended March 31 (dollars in thousands):

	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$582,414	$12,222	8.39%	$386,427	$8,643	8.95%
Investment securities	38,063	869	9.13%	6,279	98	6.24%
Other	14,719	75	2.04%	11,998	29	0.97%

Total	$635,196	$13,166	8.29%	$404,704	$8,770	8.67%

Interest bearing liabilities:
Loan funding facilities	$452,819	$5,226	4.62%	$299,393	$2,985	3.99%
Repurchase agreement - investment securities	20,616	174	3.38%	4,181	19	1.82%
Notes payable - servicing advances	402	10	9.95%	1,359	15	4.42%

Total	$473,837	$5,410	4.57%	$304,933	$3,019	3.96%

Net interest income and interest rate spread		$7,756	3.72%		$5,751	4.71%

Net yield on average interest earning assets			4.88%			5.68%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,113	$(534)	$3,579
Investment securities	726	45	771
Other	14	32	46

Total interest income	$4,853	$(457)	$4,396

Interest bearing liabilities:
Loan funding facilities	$1,771	$470	$2,241
Repurchase agreement - investment securities	139	16	155
Notes payable - servicing advances	(24)	19	(5)

Total interest expense	$1,886	$505	$2,391

Increase in net interest income			$2,005

Non-interest Income

     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges and commissions on force placed insurance. Such revenue increased $0.4 million, or 13.8% to $3.3 million compared to $2.9 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $79.6 million, or 6.1% from $1.29 billion to $1.38 billion. The increase relates primarily to fees from new loans originated that are financed on our short term securitization facility with Citigroup. The weighted average service fee rate increased slightly as our “serviced for others” portfolio, which has lower than average servicing rates, continues to pay down and as we add servicing from securitizations at higher than our average servicing portfolio rates. Also commissions and fees related to force placed insurance increased 50.0% from $0.2 million to $0.3 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The provision for credit losses increased 5.3% to $2.0 million from $1.9 million. Net charge-offs against the allowance for loan loss decreased 9.0% from $3.3 million, to $3.0 million. As a percentage of average outstanding principal balance total net charge-offs on an annualized basis decreased to 2.1% compared to 3.4%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the “owned” portfolio of loans at March 31, 2005 has a larger concentration of loans originated in the years 2002 through 2005 than was the case for the owned portfolio at March 31, 2004. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.

Non-interest Expenses

     Personnel expenses increased approximately $1.1 million, or 25.0%, to $5.5 million compared to $4.4 million. The increase is primarily the result of a $0.4 million increase in stock compensation expense related to restricted stock granted to certain officers and employees, a $0.3 million increase in annual performance bonus accrual and an increase in the number of full time equivalent employees from 258 to 263, largely related to staffing needs from our compliance efforts for Sarbanes-Oxley compliance.

     Loan origination and servicing expenses increased approximately 6.7%, to $414,000 compared to $388,000. The increase is primarily a result of an increase in custodial bank and other servicing related fees related to the general growth of the servicing portfolio as we continue to securitize our new loan originations.

     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.3 million to $1.9 million, or approximately 18.8%, compared to $1.6 million, the details of which are discussed below.

     Occupancy and equipment, office expense and telephone expense remained relatively constant at approximately $1.0 million as we continue to recognize the cost saving benefits related to the consolidation of some of our servicing and origination functions in our Fort Worth, Texas and Southfield, Michigan offices.

     Professional fees increased approximately $271,000 or 279.4%, to $368,000 compared to $97,000. The primary reason for the increase was due to additional fees related to our year end audit and Sarbanes-Oxley compliance related costs.

     Travel and entertainment expenses increased approximately $47,000 or 17.8%, to $311,000 compared to $264,000, primarily as a result of our expanded marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Miscellaneous expenses increased approximately $129,000 or 37.4%, to $474,000 compared to $345,000. The increase was primarily the result of an increase of approximately $105,000 in director and officer liability insurance which was $286,000 compared to $181,000. The increase was due to our conversion to a publicly traded company following our initial public offering in May 2004.

Receivable Portfolio and Asset Quality

     Net loans receivable outstanding increased 11.9% to $630.2 million at March 31, 2005 compared to $563.3 million at December 31, 2004. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.

     New loan originations for the quarter ended March 31, 2005 increased 28.3% to $58.5 million compared to $45.6 million for the quarter ended March 31, 2004. The increase was due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. Also, on March 30, 2005 we purchased a portfolio of 431 manufactured housing loans with an outstanding principal balance of approximately $30.7 million from Residential Funding Corporation. The portfolio had a weighted average coupon rate of 7.31% and weighted average remaining term of 26.8 years.

     In October 2003 we purchased a pool of manufactured housing loans at a substantial discount to the outstanding principal balance of the underlying loans. The discount was in recognition of identified credit impairment associated with a substantial number of these loans. We account for this purchased loan pool according to guidance provided by AICPA Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans (“PB 6”). In transactions where the initial investment differs from the related principal balances of the underlying loans and such difference is due to credit quality, PB 6 requires a level-yield accounting treatment over the life of the loan pool. We are required to evaluate the loan pool, at least quarterly. If upon evaluation, the estimate of probable collections is increased, the amount of the discount amortized to achieve a level-yield must be adjusted accordingly and the adjustment is treated as a change in estimate in accordance with APB Opinion 20, Accounting Changes, and the amount of the periodic discount amortization is adjusted over the life of the loan pool. If, however, at any valuation date, the estimate of collections is reduced, the loan pool is considered impaired for purposes of applying the measurement provisions of FASB Statement No. 5, Accounting for Contingencies, which requires an accrual for a loss contingency, resulting in a charge against operations. The required accounting treatment may subject us to substantial variations in income recognition for this loan pool from period to period. At March 31, 2005, net book value of this pool was approximately $37.9 million. No adjustment to the carrying value of this loan pool was necessary at March 31, 2005.

     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	March 31,	December 31,
	2005	2004
Principal balance loans receivable	$638,622	$572,973
Number of loans receivable	14,583	13,358
Average loan balance	$44	$43
Weighted average loan coupon (a)	9.69%	9.86%
Weighted average initial term	21 years	20 years

(a)    The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	March 31, 2005			December 31, 2004
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	168	$6,156	1.0%	146	$5,253	0.9%
61-90	60	2,465	0.4%	80	3,014	0.5%
Greater than 90	155	6,274	1.0%	195	7,637	1.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the quarter ended March 31, 2005 the average outstanding principal balance of non-performing loans was approximately $7.3 million compared to $6.7 million for the quarter ended March 31, 2004. However, non-performing loans as a percentage of average loan receivables decreased to 1.3% for the quarter ended March 31, 2005 compared to 1.8% for the quarter ended March 31, 2004, primarily as a result of higher average balances and improved credit quality in the loan portfolio.

     At March 31, 2005 we held 176 repossessed houses owned by us compared to 177 houses at December 31, 2004. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $3.5 million at March 31, 2005 compared to $3.4 million at December 31, 2004, an increase of $0.1 million or 2.9%.

     The allowance for credit losses was $5.3 million at March 31, 2005 and December 31, 2004. Despite the 11.9% increase in net loan receivable balance, the allowance for credit losses remained relatively flat due to significant improvement in delinquency rates at March 31, 2005. Loans delinquent over 60 days decreased $2.0 million or 18.7% from $10.7 million at December 31, 2004 to $8.7 million at March 31, 2005. The allowance for credit losses as a percentage of net loans receivable was approximately .83% at March 31, 2005 compared to approximately .93% at December 31, 2004. Net charge-offs were $3.0 million for the quarter ended March 31, 2005, compared to $3.3 million for the quarter ended March 31, 2004. Based on the analysis we performed related to the allowance for credit losses, we believe that our allowance for credit losses is currently adequate to cover inherent losses in our loan portfolio.

     In the past, our predecessor companies sold loans with recourse. We regularly evaluate the recourse liability for adequacy by taking into consideration factors such as changes in outstanding principal balance of the portfolios of loans sold with recourse; trends in actual and forecasted portfolio performance, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to pay. If actual results differ from our estimates, we may be required to adjust our liability accordingly. There was no increase to the liability for the quarter ended March 31, 2005 or 2004. At March 31, 2005, the reserve for loan recourse liability was $5.7 million as compared to $6.6 million at December 31, 2004, a decrease of 13.6%. The remaining principal balance of all loans sold with recourse at March 31, 2005 was $49.3 million versus $51.5 million at December 31, 2004, a decrease of 4.3%.

     Our asset quality statistics for the quarter ended March 31, 2005 reflect our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs. Long term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At March 31, 2005 we had approximately $5.6 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and loan sales and securitizations.

     Cash used in operating activities during the quarter ended March 31, 2005, totaled $69.5 million versus $50.5 million for the quarter ended March 31, 2004. Cash used to originate and purchase loans increased 48.9%, or $28.9 million, to $88.0 million for the quarter ended March 31, 2005 compared to $59.1 million for the quarter ended March 31, 2004. The increase is the result of increased origination volume and the purchase of approximately $30.7 million in principal balance of manufactured housing loans in March 2005. Principal collections on manufactured housing loans receivable totaled $16.3 million for the quarter ended March 31, 2005 as compared to $11.4 million for the quarter ended March 31, 2004 an increase of $4.9 million, or 43.0%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $582.4 million for the quarter ended March 31, 2005 compared to $386.4 million for the quarter ended March 31, 2004 in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.

     Cash used in investing activities was $0.7 million in the quarter ended March 31, 2005 versus $29.1 million for the quarter ended March 31, 2004. The primary reason for this decrease was the purchase of approximately $32.0 million in securitization bonds in the quarter ended March 31, 2004 compared to the purchase of approximately $4.1 million of securitization bonds in the quarter ended March 31, 2005. The bonds were purchased at a discount to par of approximately 2.0% in the quarter ended March 31, 2005 compared to a discount to par of 18.7% in the quarter ended March 31, 2004.

     The primary source of cash during the quarter ended March 31, 2005 was approximately $65.5 million in net proceeds from notes payable used to finance loan receivables. This is compared to $55.0 million in net proceeds from notes payable used to finance loan receivables, $23.5 million from a repurchase agreement to finance the purchase of the securitization bonds and approximately $9.6 million from the issuance of 1,000,000 million shares of our common stock, in the quarter ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On May 12, 2005, we completed a securitized financing transaction for approximately $190.0 million of loans, which was funded by issuing bonds in the approximate amount of $165.3 million, at a duration weighted average interest cost of 5.30%. We structured the transaction to issue classes of bonds with different estimated maturity dates and average lives to better meet investor demands.

     We currently have a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corp. (“Citigroup”) (formerly Salomon Brothers Realty Corporation). Under the terms of the agreement we pledge loans as collateral and in turn are advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. The facility also includes a $15 million supplemental advance amount that is collateralized by our residual interests in the 2004-A and 2004-B securitizations. The facility matures on March 23, 2006. At March 31, 2005 the outstanding balance on the facility was approximately $183.7 million.

     We currently have three separate repurchase agreements with Citigroup for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million, respectively. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase the interests at a predetermined future date at the principal amount sold plus an interest component. The securities were financed at an amount equal to 75% of the current market value as determined by Citigroup. At March 31, 2005 the repurchase agreements had outstanding principal balances of approximately $18.1 million, $1.8 million and $2.2 million, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire. Annual interest rates on the agreements are equal to LIBOR plus a spread.

     We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA). Under the terms of the facility we can borrow up to $5 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers. The outstanding balance under the facility accrues interest at the bank’s prime rate. To secure the loan, we have granted the bank a security interest in substantially all of our assets excluding securitized loans. The expiration date of the facility is December 31, 2005. At March 31, 2005 the outstanding balance on the facility was approximately $2.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cash generated from operations and borrowings under our Citigroup facility should enable us to meet our liquidity needs for at least the next nine months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If adverse market conditions require or if loan purchase opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock sooner than anticipated.

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

     Our variable rate debt, under which we paid interest at various LIBOR rates plus a spread totaled $207.9 million and $160.5 million at March 31, 2005 and March 31, 2004, respectively. If LIBOR increased or decreased by 1.0% during the three months ended March 31, 2005 and 2004, we believe our interest expense would have increased or decreased by approximately $0.4 million and $53,500, respectively based on the $149.4 million and $213.9 million average balance outstanding under our variable rate debt facilities for the three months ended March 31, 2005 and March 31, 2004, respectively. For the three months ended March 31, 2004, the increase or decrease in interest expense related to an increase or decrease in LIBOR was mitigated somewhat because our average variable rate debt outstanding was hedged for portions of the period through the use of interest rate swap agreements thus minimizing the effect of changes in the benchmark LIBOR rate. We had no variable rate interest earning assets outstanding during the three months ended March 31, 2005 and 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table shows the contractual maturity dates of our assets and liabilities at March 31, 2005. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$5,598	$—	$—	$—	$5,598
Restricted cash	10,653	—	—	—	10,653
Loans receivable, net	3,013	9,489	84,279	533,463	630,244
Investments	—	—	—	40,772	40,772
Furniture, fixtures and equipment, net	217	680	1,823	—	2,720
Goodwill	—	—	—	32,277	32,277
Other assets	11,641	9,174	6,847	2,633	30,295

Total assets	$31,122	$19,343	$92,949	$609,145	$752,559

Liabilities and Stockholders’ Equity
Warehouse financing	$868	$182,871	$—	$—	$183,739
Securitization financing	1,491	4,588	40,511	268,925	315,515
Repurchase agreements	22,141	—	—	—	22,141
Notes payable – servicing advances	1,977	—	—	—	1,977
Recourse liability	334	863	2,937	1,531	5,665
Other liabilities	16,831	318	—	812	17,961

Total liabilities	43,642	188,640	43,448	271,268	546,998

Preferred stock	—	—	—	125	125
Common stock	—	—	—	252	252
Paid-in-capital	—	—	—	219,121	219,121
Accumulated other comprehensive loss	(2)	(5)	(36)	(327)	(370)
Unearned stock compensation	(581)	(1,268)	(282)	—	(2,131)
Retained deficit	—	—	—	(11,436)	(11,436)

Total stockholders’ equity	(583)	(1,273)	(318)	207,735	205,561

Total liabilities and stockholders’ equity	$43,059	$187,367	$43,130	$479,003	$752,559

Interest sensitivity gap	$(11,937)	$(168,024)	$49,819	$130,142
Interest sensitivity gap	$(11,937)	$(179,961)	$(130,142)	—
Cumulative interest sensitivity gap to total interest earning assets	(1.59%)	(23.91%)	(17.29%)	—

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable and our use of forward interest rate locks, which fixes our cost of funds associated with the loans over the lives of such loans.

     In February 2005, we entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on our securitization transaction completed in May 2005. On the start date of the swap we began paying a fixed rate of 4.44% and receiving a floating rate of 2.69% on a notional balance of $132.9 million, which would approximate 90% of the expected balance of the bonds to be sold in the securitization transaction. A rise in rates during the interim period would increase our borrowing cost in the securitization, but the increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized deal making the hedge highly effective. On May 3, 2005, the hedge was terminated. Because interest rates had fallen slightly during the interim period the cost to terminate the swap was approximately $0.4 million. This cost will be amortized over the expected life of the securitization transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at March 31, 2005 (dollars in thousands):

	Contractual Maturity
	2005	2006	2007	2008	2009	Thereafter	Total
Interest sensitive assets
Loans receivable	$10,333	$13,549	$14,922	$16,433	$18,098	$556,909	$630,244
Average interest rate	9.69%	9.69%	9.69%	9.69%	9.69%	9.69%	9.69%
Interest bearing deposits	15,972	—	—	—	—	—	15,972
Average interest rate	1.54%	—	—	—	—	—	1.54%
Loan sale proceeds receivable	318	360	299	249	207	461	1,894
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	40,772	40,772
Average interest rate	—	—	—	—	—	7.93%	7.93%
Residual interest	—	—	—	—	—	724	724
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$26,623	$13,909	$15,221	$16,682	$18,305	$598,866	$689,606

Interest sensitive liabilities
Warehouse financing	$2,605	$181,134	$—	$—	$—	$—	$183,739
Average interest rate	4.00%	4.00%	—	—	—	—	4.00%
Securitization financing	4,472	6,425	7,087	7,820	8,625	281,086	315,515
Average interest rate	4.51%	4.51%	4.51%	4.51%	4.51%	4.51%	4.51%
Repurchase agreements	22,141	—	—	—	—	—	22,141
Average interest rate	3.31%	—	—	—	—	—	3.31%
Note payable - servicing advance	1,977	—	—	—	—	—	1,977
Average interest rate	4.50%	—	—	—	—	—	4.50%
Recourse liability	863	901	697	548	435	1,886	5,330
Average interest rate	10.41%	10.41%	10.41%	10.41%	10.41%	10.41%	10.41%

Total interest sensitive liabilities	$32,058	$188,460	$7,784	$8,368	$9,060	$282,972	$528,702

Item 4.

     Disclosure Controls and Procedures

     We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the SEC, and that the information is recorded, processed, summarized and reported within the time periods specified under applicable SEC rules. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures. As required by the rules established by the SEC, they also are responsible for the evaluation of, and reporting on the effectiveness of these procedures.

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

     As we have previously announced and as described in our Annual Report on Form 10-K for the year ended December 31, 2004, we were required to restate our previously issued financial statements for the period ended December 31, 2003 and the first three quarters of 2004 due to an interpretive error in applying accounting principles to a pool of loans acquired at a discount in October 2003.

     The Audit Committee of our board of directors has instructed management to implement certain corrective changes to our internal control procedures to improve the effectiveness of its internal control over financial reporting to reduce the likelihood of interpretive errors resulting in material misstatements in the future. Management is currently in the process of hiring an accounting professional to increase our capabilities related to interpretive research into complex accounting issues. In addition, Management has explored the possibility of retaining an outside expert to consult on complex accounting issues.

PART II            OTHER INFORMATION

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

     (b) Reports on Form 8-K.

     During the period covered by this report, we filed the following Current Reports on Form 8-K:

(i) Form 8-K, dated February 23, 2005 furnished for the purpose of reporting, under Item 2.02 (Results of Operations and Financial Condition), our preliminary unaudited financial results for the year ended December 31, 2004.

(ii) Form 8-K, dated March 14, 2005 furnished for the purpose of reporting, under Item 2.02 (Results of Operations and Financial Condition), our financial results for the year ended December 31, 2004.

(iii) Form 8-K dated March 31, 2005 furnished for the purpose of reporting, (A) under Item 2.02 (Results of Operations and Financial Condition), corrections to our previously announced financial results for the period ended December 31, 2003 and the year ended December 31, 2004, and (B) under Item 4.02 – (Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review), that our previously issued financial statements for the period ended December 31, 2003 and the first three quarters of 2004 should not be relied upon, and that we would restate these financial statements to make necessary accounting corrections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2005

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