Form 10-Q/A
period 2004-03-31
ORIGEN FINANCIAL INC
filed 2005-08-12
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
FORM 10-Q/A
(Amendment No.1)

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

Indicate by check mark whether the registrant is an accelerated files (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (the “Quarterly Report”) is filed to (a) amend Part I, Items 1, 2, and 3, to correct an error in applying accounting principles to a pool of loans acquired at a discount in October 2003, and (b) amend Part I Item 4 to disclose certain steps the Registrant intends to take to remediate deficiencies in its internal control over financial reporting. Interest income was recorded on the contractual interest rates of the loans in the pool instead of the estimated constant effective yield on the pool. The effect of the correction reduced net interest income by approximately $331,000 and increased other loan origination and servicing expenses by approximately $36,000 for the quarter ended March 31, 2004. Except as otherwise described above, no other changes have been made to the Quarterly Report. This Amendment does not otherwise attempt to update the information set forth in the Quarterly Report.

Origen Financial, Inc.

Part I

Item 1.	Financial Statements

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

March 31, 2004 and December 31, 2003

ASSETS

	(Unaudited)
	March 31,	December 31,
	2004	2003
	(Restated)
Assets
Cash and equivalents	$12,586	$6,926
Restricted cash	6,539	6,017
Loans receivable, net of allowance for losses of $4,151 and $3,614, respectively	412,183	368,040
Investments	31,543	—
Furniture, fixtures and equipment, net	2,337	2,476
Goodwill	32,277	32,277
Other assets	28,186	28,337

Total assets	$525,651	$444,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$157,924	$273,404
Securitization financing	193,404	-0-
Notes payable – servicing advances	2,550	4,037
Recourse liability	6,793	8,740
Other liabilities	12,749	15,572

Total liabilities	373,958	301,753

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 and -0- shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	125	—
Common stock, $.01 stated value, 125,000,000 shares authorized; 16,060,000 and 15,060,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	165	152
Additional paid-in-capital	155,796	143,289
Accumulated other comprehensive loss	(5)	(20)
Unearned stock compensation	(4,039)	(1,114)
Retained earnings	(349)	13

Total stockholders’ equity	151,693	142,320

Total liabilities and stockholders’ equity	$525,651	$444,073

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except share data)

For the three months ended March 31

	2004	2003
	(Restated)
Interest Income
Total interest income	$8,770	$5,368
Total interest expense	3,019	2,684

Net interest income before loan losses	5,751	2,684
Provision for credit losses and recourse liability	1,891	624

Net interest income after loan losses	3,860	2,060
Non-Interest Income	2,880	2,046
Non-Interest Expenses
Personnel	4,402	4,212
Loan origination and servicing	388	312
State business taxes	90	—
Other operating	1,597	1,736

Total non-interest expense	6,477	6,260

NET INCOME (LOSS)	$263	$(2,154)

Weighted average common shares outstanding	15,686,374

Weighted average common shares outstanding, diluted	15,929,881

Earnings per share:
Basic	$0.02

Diluted	$0.02

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Unaudited)
(In thousands, except share data)

For the three months ended March 31

	2004	2003
	(Restated)
Net income (loss)	$263	$(2,154)
Unrealized gain on interest rate swaps	15	—

Comprehensive income (loss)	$278	$(2,154)

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share data)

For the three months ended March 31

	2004	2003
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$263	$(2,154)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	1,891	624
Depreciation and amortization	1,191	584
Originations of loans held for sale	(59,143)	(40,026)
Principal collections on loans held for sale	11,355	5,273
(Increase) decrease in other assets	(4,186)	1,991
Decrease in accounts payable and other liabilities	(3,313)	(2,796)

Net cash used in operating activities	(51,942)	(36,504)
Cash Flows From Investing Activities
Purchase of investment securities	(31,360)	—
Capital expenditures	(65)	(583)

Net cash used in investing activities	(31,425)	(583)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	95	—
Net proceeds from issuance of common stock	9,624	—
Proceeds from sale of repossessed homes	2,341	1,422
Proceeds from warehouse and securitization financing	370,643	86,396
Repayment of warehouse and securitization financing	(292,189)	(70,645)
Proceeds from minority interest investment	—	20,000
Net change in notes payable — servicing advances	(1,487)	344

Net cash provided by financing activities	89,027	37,517

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,660	430
Cash and cash equivalents, beginning of year	6,926	257

Cash and cash equivalents, end of year	$12,586	$687

Supplemental disclosures of cash flow information:
Interest paid	$3,153	$2,667
Non cash financing activities:
Restricted common stock issued as unearned compensation	$3,300	$—

     The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

These unaudited condensed consolidated financial statements of Origen Financial, Inc., a Delaware corporation (the “Company”) at March 31, 2004 and for its predecessor Origen Financial, L.L.C. for the three months ended March 31, 2003, have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the restated consolidated financial statements and notes thereto for the period ended December 31, 2003, included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform with current period presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation at March 31, 2004:

		Earnings
	Shares	per share
Basic earnings per share	15,686,374	$0.02
Net dilutive effect of:
Options	—	—
Restricted stock awards	243,507	—

Diluted earnings per share	15,929,881	$0.02

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

Net income as reported	$263
Stock option compensation cost	3

Pro forma net income	$260

Basic income per share as reported	$0.02
Stock option compensation cost	—

Pro forma basic income per share	$0.02

Diluted income per share as reported	$0.02
Stock option compensation cost	—

Pro forma diluted income per share	$0.02

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

Note L – Restatement of Consolidated Financial Statements
     The accompanying consolidated financial statement for the three months ended March 31, 2004 reflect a restatement as the result of the correction of an error in applying accounting principles to a pool of loans acquired at a discount in October 2003. Interest income was recorded on the contractual interest rates of the loans in the pool instead of the estimated constant effective yield on the loan pool. The effect of the correction reduced net interest income by approximately $331,000 and increased other loan origination and servicing expenses by approximately $36,000 for the three months ended March 31, 2004.
     Following is a summary of the effects of the restatement on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2004. (in thousands except per share data)

	Consolidated Statement of Operations
	Three months ended
	March 31, 2004
	As
	previously		As
	reported	Adjustment	restated
Interest income	$9,101	$(331)	$8,770
Net interest income	$6,082	$(331)	$5,751
Loan origination and servicing	$352	$36	$388
Total non interest expense	$6,441	$36	$6,477
Net income	$630	$(367)	$263
Earnings per share — basic and diluted	$0.04	$(0.02)	$0.02

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

     On March 31, 2005 we announced that we would restate our financial statements for the period ended December 31, 2003 and for the first three quarters of 2004 to correct an interpretive error in applying accounting principles to a pool of loans acquired at a discount in October 2003. The financial statements set forth in Item I and the following discussion reflects the restatement.

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

     Loans Acquired at a Discount: In October 2003 we purchased a pool of manufactured housing loans at a substantial discount to the outstanding principal balance of the underlying loans. The discount was in recognition of identified credit impairment associated with a substantial number of these loans. We account for this purchased loan pool according to guidance provided by AICPA Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans (“PB 6”). In transactions where the initial investment differs from the related principal balances of the underlying loans and such difference is due to credit quality, PB 6 requires a level-yield accounting treatment over the life of the loan pool. We are required to evaluate the loan pool, at least quarterly. If upon evaluation, the estimate of probable collections is increased, the amount of the discount amortized to achieve a level-yield must be adjusted accordingly and the adjustment is treated as a change in estimate in accordance with APB Opinion 20, Accounting Changes, and the amount of the periodic discount amortization is adjusted over the life of the loan pool. If, however, at any valuation date, the estimate of collections is reduced, the loan pool is considered impaired for purposes of applying the measurement provisions of FASB Statement No. 5, Accounting for Contingencies, which requires an accrual for a loss contingency, resulting in a charge against operations. The required accounting treatment may subject us to substantial variations in income recognition for this loan pool from period to period.

Results of Operations

Comparison of the three months ended March 31, 2004 and 2003.

Interest Income

     Interest income for the three months ended March 31, 2004 increased 63.0% to approximately $8.8 million compared to approximately $5.4 million for the three months ended March 31, 2003. This increase resulted primarily from an increase of $194.5 million or 101.4% in average loan receivables over the two corresponding periods. The increase in interest income was lower than the increase in average loans receivable due primarily to a positive change in the credit quality of the loan portfolio for the period ended March 31, 2004 compared to the period ended March 31, 2003. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate on the loan portfolio for the period ended March 31, 2004 was 9.29% compared to 10.29% for the period ended March 31, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents information relative to the average balances and interest rates for the three months ended March 31. Interest income for the three months ended 3-31-03 excludes approximately $430,000 of interest income recognized on the residual interest related to the securitization transaction we completed in March 2002. (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$386,427	$8,643	8.95%	$191,888	$4,934	10.29%
Investment securities	31,363	98	6.88%	—	—	—
Other	11,998	29	0.88%	2,394	4	0.73%

Total	$429,788	$8,770	8.16%	$194,282	$4,938	10.17%

Interest bearing liabilities:
Loan funding facilities	$384,929	$2,983	4.17%	$209,640	$2,673	5.20%
Repurchase agreement - investment securities	23,520	19	1.84%	—	—	—
Notes payable - servicing advances	2,602	17	5.05%	4,191	11	2.13%

Total	$411,051	$3,019	4.04%	$213,831	$2,684	5.14%

Net interest income and interest rate spread		$5,751	4.12%		$2,254	5.03%

Net yield on average interest earning assets			5.35%			4.64%

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

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$3,715	$(6)	$3,709
Investment securities	98	—	98
Other	25	—	25

Total interest income	$3,838	$(6)	$3,832

Interest bearing liabilities:
Loan funding facilities	$316	$(6)	$310
Repurchase agreement - investment securities	19	—	19
Notes payable - servicing advances	6	—	6

Total interest expense	$341	$(6)	$335

Increase in net interest income			$3,497

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

     Loan origination and servicing expenses increased 24.4% to $388,000 for the quarter ended March 31, 2004 compared to $312,000 for the quarter ended March 31, 2003. The increase is a result of increased originations and an increase in outstanding loan balance of the servicing portfolio.

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

Net Income

     Net income rose to $0.3 million for the three months ended March 31, 2004 compared to a net loss of $2.2 million for the three months ended March 31, 2003. The increase is the result of an increase of $3.4 million or 63.4%, in interest income on loans, and an increase of $0.8 million, or 39.2%, in loan servicing fees over the two periods. The increase in interest and service fee income resulted primarily from a 101.4% increase in average loans receivable to $386.4 million for the quarter ended March 31, 2004 compared to $191.9 million for the quarter ended March 31, 2003. While interest expense has risen slightly with the increased average outstanding debt, total non-interest expenses have increased only 3.2% to $6.5 million for the quarter ended March 31, 2004 compared to $6.3 million for the quarter ended March 31, 2003. As a percent of total revenues, non-interest operating expense decreased to 55.6% for the quarter ended March 31, 2004 from 84.4% for the quarter ended March 31, 2003. As a percentage of average outstanding loan receivable balance, non-interest operating expense decreased to 1.7% for the quarter ended March 31, 2004 from 3.3% for the quarter ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivable Portfolio and Asset Quality

     Net loans receivable outstanding increased 12.1% to $412.2 million at March 31, 2004 compared to $368.0 million at December 31, 2003. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured homes and in some instances real estate.

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

     Cash used in operating activities during the three months ended March 31, 2004, totaled $52.2 million versus $36.5 million for the three months ended March 31, 2003. Cash used to originate loans increased 47.8%, or $19.1 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Principal collections on loans held for sale totaled $11.4 million for the quarter ended March 31, 2004 as compared to $5.3 million in the quarter ended March 31, 2003, an increase of $6.1 million, or 115.1%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $386.4 million for the quarter ended March 31, 2004 compared to $191.9 million for the quarter ended March 31, 2003.

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

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years	Total
Assets
Cash and equivalents	$12,586	$—	$—	$—	$12,586
Restricted cash	6,539	—	—	—	6,539
Loans receivable, net of allowance for loss	1,358	4,285	38,597	367,943	412,183
Investments	—	—	—	31,543	31,543
Furniture, fixtures and equipment, net	187	584	1,566	—	2,337
Goodwill	—	—	—	32,277	32,277
Other assets	11,508	7,084	7,578	2,016	28,186

Total assets	$32,178	$11,953	$47,741	$433,779	$525,651

Liabilities and Stockholders’ Equity
Warehouse financing	$23,962	$97,170	$36,792	$—	$157,924
Securitization financing	638	2,012	18,124	173,168	193,942
Notes payable - servicing advances	2,550	—	—	—	2,550
Recourse liability	725	1,632	3,269	1,167	6,793
Other liabilities	11,638	611	—	500	12,749

Total liabilities	39,513	101,425	58,185	174,835	373,958
Preferred stock	—	—	—	125	125
Common stock	—	—	—	165	165
Paid-in-capital	—	—	—	155,796	155,796
Accumulated other comprehensive loss	(5)	—	—	—	(5)
Unearned stock compensation	(428)	(1,021)	(2,590)	—	(4,039)
Retained Earnings	—	—	—	(349)	(349)

Total stockholders’ equity	(433)	(1,021)	(2,590)	155,737	151,693

Total liabilities and stockholders’ equity	$39,080	$100,404	$55,595	$330,572	$525,651

Reprice difference	$(6,902)	$(88,451)	$(7,854)	$103,207
Cumulative gap	$(6,902)	$(95,353)	$(103,207)	$—
Percent of total assets	(1.31%)	(18.14%)	(19.63%)	—

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

	Contractual Maturity
							Total
	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(Dollars in thousands)
Interest sensitive assets:
Loans receivable	$4,178	$6,087	$6,734	$7,450	$8,243	$379,491	$412,183
Average interest rate	10.15%	10.15%	10.15%	10.15%	10.15%	10.15%	10.15%
Interest bearing deposits	11,998	—	—	—	—	—	11,998
Average interest rates	0.88%	—	—	—	—	—	0.88%
Loan sale proceeds receivable	328	370	311	266	229	1,259	2,763
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	31,543	31,543
Average interest rate	—	—	—	—	—	6.88%	6.88%
Residual interests	—	—	—	—	—	749	749
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$16,504	$6,457	$7,045	$7,716	$8,472	$413,042	$459,236

Interest sensitive liabilities:
Borrowings:
Warehouse financing	94,726	26,824	36,374	—	—	—	157,924
Average interest rate	1.89%	2.29%	2.34%	—	—	—	10.42%
Securitization financing	1,962	2,858	3,162	3,498	3,871	178,591	193,942
Average interest rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Notes payable - servicing advances	2,550	—	—	—	—	—	2,550
Average interest rate	5.05%	—	—	—	—	—	5.05%
Recourse liability	1,717	1,637	959	575	380	1,525	6,793
Average interest rate	10.42%	10.42%	10.42%	10.42%	10.42%	10.42%	10.42%

Total interest sensitive liabilities	$100,955	$31,319	$40,495	$4,073	$4,251	$180,116	$361,209

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

(b)	There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     As we have previously announced and as described in our Annual Report on Form 10-K for the year ended December 31, 2004, we were required to restate our previously issued financial statements for the period ended December 31, 2003 and the first three quarters of 2004 due to an interpretative error in applying accounting principles to a pool of loans acquired at a discount in October 2003.

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

Dated:  August 12, 2005

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