Form 10-Q/A
period 2004-06-30
ORIGEN FINANCIAL INC
filed 2005-08-12
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Quarterly Report”) is filed to (a) amend Part I, Items 1, 2, and 3, to correct an error in applying accounting principles to a pool of loans acquired at a discount in October 2003, and (b) amend Part I Item 4 to disclose certain steps the Registrant intends to take to remediate deficiencies in its internal control over financial reporting. Interest income was recorded on the contractual interest rates of the loans in the pool instead of the estimated constant effective yield on the pool. The effect of the correction reduced net interest income by approximately $260,000 and $590,000 and increased other loan origination and servicing expenses by approximately $17,000 and $55,000 for the three and six months ended June 30, 2004, respectively. Except as otherwise described above, no other changes have been made to the Quarterly Report. This Amendment does not otherwise attempt to update the information set forth in the Quarterly Report.

Origen Financial, Inc.

Part I

Item 1. Financial Statements

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

June 30, 2004 and December 31, 2003

	(Unaudited)
	June 30,	December 31,
	2004	2003
	(Restated)
ASSETS
Assets
Cash and equivalents	$14,540	$6,926
Restricted cash	6,531	6,017
Loans receivable, net of allowance for losses of $4,547 and $3,614, respectively	454,703	368,040
Investments held to maturity	34,658	—
Furniture, fixtures and equipment, net	2,268	2,476
Goodwill	32,277	32,277
Other assets	27,043	28,337

Total assets	$572,020	$444,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$130,989	$273,404
Securitization financing	183,406	—
Repurchase agreements	21,554	—
Notes payable – servicing advances	—	4,037
Recourse liability	5,678	8,740
Other liabilities	13,859	15,572

Total liabilities	355,486	301,753

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 and -0- shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	125	—
Common stock, $.01 stated value, 125,000,000 shares authorized; 25,118,400 and 15,060,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	251	152
Additional paid-in-capital	218,714	143,289
Accumulated other comprehensive loss	—	(20)
Unearned stock compensation	(3,561)	(1,114)
Retained earnings	1,005	13

Total stockholders’ equity	216,534	142,320

Total liabilities and stockholders’ equity	$572,020	$444,073

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except share data)

For the periods ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Interest Income
Total interest income	$10,034	$5,161	$18,804	$10,205
Total interest expense	3,296	4,509	6,315	7,193

Net interest income before loan losses	6,738	652	12,489	3,012
Provision for credit losses and recourse liability	1,531	1,214	3,422	1,839

Net interest income (loss) after loan losses	5,207	(562)	9,067	1,173
Non-interest income	3,014	2,749	5,895	5,119
Non-interest Expenses
Personnel	4,915	4,812	9,317	9,024
Loan origination and servicing	263	298	653	610
Write down of residual interest	—	1,280	—	1,280
State business taxes	73	5	163	4
Other operating	1,578	2,324	3,174	4,060

Total non-interest expense	6,829	8,719	13,307	14,978

NET INCOME (LOSS)	$1,392	$(6,532)	$1,655	$(8,686)

Weighted average common shares outstanding	20,580,155	N/A	18,133,264	N/A

Weighted average common shares outstanding, diluted	20,889,013	N/A	18,393,586	N/A

Earnings per common share:
Basic	$0.07	N/A	$0.09	N/A

Diluted	$0.07	N/A	$0.09	N/A

Common dividends declared	$0.04	N/A	$0.04	N/A

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share data)

For the periods ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income (loss)	$1,392	$(6,532)	$1,655	$(8,686)
Unrealized gain on interest rate swaps	5	—	20	—

Comprehensive income (loss)	$1,397	$(6,532)	$1,675	$(8,686)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share data)

	For the six months ended June 30
	2004	2003
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$1,655	$(8,686)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	3,422	1,839
Impairment of residual interest	—	1,280
Depreciation and amortization	1,881	1,573
Originations of loans held for sale	(121,374)	(87,535)
Principal collections on loans held for sale	30,696	16,862
Proceeds from the sale of loans	—	5,754
Increase in other assets	(5,022)	(5,889)
Decrease in accounts payable and other liabilities	(4,529)	(213)

Net cash used in operating activities	(93,271)	(75,015)
Cash Flows From Investing Activities
Purchase of investment securities	(34,270)	—
Capital expenditures	(186)	(730)

Net cash used in investing activities	(34,456)	(730)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	95	—
Net proceeds from issuance of common stock	73,107	—
Proceeds from sale of repossessed homes	4,304	3,452
Dividends paid	(663)	—
Proceeds from warehouse and securitization financing	425,388	426,125
Repayment of warehouse and securitization financing	(362,853)	(383,261)
Proceeds from minority interest investment	—	30,780
Net change in notes payable – servicing advances	(4,037)	(364)

Net cash provided by financing activities	135,341	76,732

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,614	987
Cash and cash equivalents, beginning of period	6,926	257

Cash and cash equivalents, end of period	$14,540	$1,244

Supplemental disclosures of cash flow information:
Interest paid	$6,315	$6,903
Non cash financing activities:
Restricted common stock issued as unearned compensation	$3,200	$—

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

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation at June 30, 2004 (in thousands except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,392	$(6,532)	$1,655	$8,686
Preferred stock dividends	(4)	—	(8)	—

Income (loss) available to common shareholders	$1,388	$(6,532)	$1,647	$(8,686)

Denominator:
Weighted average common shares for basic EPS	20,580	N/A	18,133	N/A
Effect of dilutive securities:
Restricted stock awards	309	N/A	261	N/A

Weighted average common shares for diluted EPS	20,889	N/A	18,394	N/A

Basic EPS	$0.07	N/A	$0.09	N/A

Diluted EPS	$0.07	N/A	$0.09	N/A

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2004
Net income available to common shareholders	$1,388	$1,647
Stock option compensation cost	(3)	(6)

Pro forma net income available to common shareholders	$1,385	$1,641

Basic income per share as reported	$0.07	$0.09
Stock option compensation cost	—	—

Pro forma basic income per share	$0.07	$0.09

Diluted income per share as reported	$0.07	$0.09
Stock option compensation cost	—	—

Pro forma diluted income per share	$0.07	$0.09

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

Note K — Restatement of Consolidated Financial Statements
     The accompanying consolidated financial statement for the three months and six months ended June 30, 2004 reflect a restatement as the result of the correction of an error in applying accounting principles to a pool of loans acquired at a discount in October 2003. Interest income was recorded on the contractual interest rates of the loans in the pool instead of the estimated constant effective yield on the loan pool. The effect of the correction reduced net interest income by approximately $260,000 and $590,000 and increased other loan origination and servicing expenses by approximately $17,000 and $55,000 for the three months and six months ended June 30, 2004, respectively.
     Following is a summary of the effects of the restatement on the Company’s Consolidated Statement of Operations for the three months and six months ended June 30, 2004. (in thousands except per share data)

	Consolidated Statement of Operations
	Three months ended			Six months ended
	June 30, 2004			June 30, 2004
	As			As
	previously		As	previously		As
	reported	Adjustment	restated	reported	Adjustment	restated

Interest income	$10,294	$(260)	$10,034	$19,394	$(590)	$18,804
Net interest income	$6,998	$(260)	$6,738	$13,079	$(590)	$12,489
Loan origination and servicing	$246	$17	$263	$598	$55	$653
Total non interest expense	$6,812	$17	$6,829	$13,252	$55	$13,307
Net income	$1,669	$(277)	$1,392	$2,300	$(645)	$1,655
Earnings per share — basic	$0.08	$(0.01)	$0.07	$0.13	$(0.04)	$0.09
Earnings per share — diluted	$0.08	$(0.01)	$0.07	$0.12	$(0.03)	$0.09

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

Net Income

     Net income increased $7.9 million to $1.4 million for the three months ended June 30, 2004 compared to a net loss of $6.5 million for the three months ended June 30, 2003. The increase is the result of an increase of $5.8 million in net interest income after loan losses, an increase of $0.3 million in non interest income and a decrease in non interest expenses of $1.9 million as described in more detail below.

Interest Income

     Interest income increased 92.3% to approximately $10.0 million compared to approximately $5.2 million. This increase resulted primarily from an increase of $256.5 million or 114.1% in average interest earning assets. The increase in interest income was lower than the increase in average loans receivable due primarily to a positive change in the credit quality of the loan portfolio for the period. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate on the loan receivable portfolio was 8.7% compared to 9.2%.

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

     The following table presents information relative to the average balances and interest rates for the three months ended June 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$430,227	$9,318	8.66%	$223,147	$5,152	9.24%
Investment securities	34,217	664	7.76%	—	—	—
Other	16,754	52	1.24%	1,583	9	2.27%

Total	$481,198	$10,034	8.34%	$224,730	$5,161	9.19%

Interest bearing liabilities:
Loan funding facilities	$328,469	$3,174	3.87%	$225,827	$3,853	6.82%
Repurchase agreement — investment securities	23,703	107	1.81%	—	—	—
Notes payable — servicing advances	882	15	6.80%	1,327	16	4.82%
Other	—	—	—	23,749	640	10.78%

Total	$353,054	$3,296	3.73%	$250,903	$4,509	7.19%

Net interest income and interest rate spread		$6,738	4.61%		$652	2.00%

Net yield on average interest earning assets			5.60%			1.16%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,485	$(319)	$4,166
Investment securities	664	—	664
Other	47	(4)	43

Total interest income	$5,196	$(319)	$4,873

Interest bearing liabilities:
Loan funding facilities	$992	$(1,671)	$(679)
Repurchase agreement - investment securities	100	7	107
Notes payable — servicing advances	639	(640)	(1)
Other	1,527	(2,167)	(640)

Total interest expense	$3,258	$(4,471)	$(1,213)

Increase in net interest income			$6,086

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

     Loan origination and servicing expenses decreased to $263,000 compared to $298,000, or approximately 11.7%. The decrease is primarily a result of a decrease in repossession expenses resulting from the consolidation and streamlining of much of our repossession operations in our Fort Worth offices.

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

Net Income

     Net income increased $10.3 million to $1.7 million for the six months ended June 30, 2004 compared to a net loss of $8.7 million for the six months ended June 30, 2003. The increase is the result of an increase of $7.9 million in net interest income after loan losses, an increase of $0.8 million in non interest income and a decrease in non interest expenses of $1.7 million as described in more detail below.

Interest Income

     Interest income increased $8.6 million or 84.3% to approximately $18.8 million compared to approximately $10.2 million. This increase resulted primarily from an increase of $232.2 million or 110.2% in average interest earning assets. The increase in interest income was lower than the increase in average interest earning assets due primarily to a positive change in the credit quality of the loan portfolio for the period. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate on the loan portfolio was 8.8% compared to 9.7%.

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

     The following table presents information relative to the average balances and interest rates for the six months ended June 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$408,327	$17,962	8.80%	$209,010	$10,173	9.73%
Investment securities	20,214	762	7.54%	—	—	—
Other	14,376	80	1.11%	1,685	32	3.80%

Total	$442,917	$18,804	8.49%	$210,695	$10,205	9.69%

Interest bearing liabilities:
Loan funding facilities	$308,014	$6,161	4.00%	$217,785	$6,506	5.97%
Repurchase agreement — investment securities	13,919	126	1.81%	—	—	—
Notes payable — servicing advances	1,348	28	4.15%	1,320	35	5.30%
Other	—	—	—	23,749	652	5.49%

Total	$323,281	$6,315	3.91%	$242,854	$7,193	5.92%

Net interest income and interest rate spread		$12,489	4.58%		$3,012	3.77%

Net yield on average interest earning assets			5.64%			2.86%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$8,768	$(979)	$7,789
Investment securities	762	—	762
Other	48	—	48

Total interest income	$9,578	$(979)	$8,599

Interest bearing liabilities:
Loan funding facilities	$1,805	$(2,150)	$(345)
Repurchase agreement — investment securities	134	(8)	126
Notes payable — servicing advances	645	(652)	(7)
Other	1,797	(2,449)	(652)

Total interest expense	$4,381	$(5,259)	$(878)

Increase in net interest income			$9,477

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

Non-interest Expenses

     Personnel expenses increased approximately $0.3 million to $9.3 million compared to $9.0 million, or 3.33% primarily related to a slight increase in the number of full time employees. The increase in the number of full time employees is partially offset by an approximate $0.2 million decrease in the use of temporary employees. During June and July of 2004, we hired 10 former employees of Chase Home Finance – Manufactured Housing (“Chase”). In May 2004 Chase had announced they were exiting the manufactured housing lending business. While the impact on non-interest expenses was negligible for the second quarter 2004, on an annualized basis the cost will be approximately $1.5 million

     Loan origination and servicing expenses increased slightly to $653,000 compared to $610,000, or approximately 6.7%. The increase is primarily a result of an increase in repossession expenses related to a portfolio of manufactured housing loans purchased in October 2003.

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

Receivable Portfolio and Asset Quality

     Net loans receivable outstanding increased 23.6% to $454.7 million at June 30, 2004 compared to $368.0 million at December 31, 2003. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured homes and in some instances real estate.

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

     Cash used in operating activities during the six months ended June 30, 2004, totaled $93.3 million versus $75.0 million for the six months ended June 30, 2003. Cash used to originate loans increased 38.6%, or $33.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Principal collections on loans held for sale totaled $30.7 million for the six months ended June 30, 2004 as compared to $16.9 million for the six months ended June 30, 2003, an increase of $13.8 million, or 81.7%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $408.3 million for the six months ended June 30, 2004 compared to $211.8 million for the six months ended June 30, 2003 in addition to improved credit quality and decreased delinquency.

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

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years	Total
Assets
Cash and equivalents	$14,540	$—	$—	$—	$14,540
Restricted cash	6,531	—	—	—	6,531
Loans receivable, net of allowance for loss	1,875	5,916	53,126	393,786	454,703
Investments	—	—	—	34,658	34,658
Furniture, fixtures and equipment, net	181	567	1,520	—	2,268
Goodwill	—	—	—	32,277	32,277
Other assets	9,919	7,558	6,881	2,685	27,043

Total assets	$33,046	$14,041	$61,527	$463,406	$572,020

Liabilities and Stockholders’ Equity
Warehouse financing	$431	$95,920	$34,638	$—	$130,989
Securitization financing	603	1,903	17,139	163,761	183,406
Repurchase agreements	21,554	—	—	—	21,554
Notes payable — servicing advances	—	—	—	—	—
Recourse liability	589	1,326	2,722	1,041	5,678
Other liabilities	12,847	403	—	609	13,859

Total liabilities	36,024	99,552	54,499	165,411	355,486

Preferred stock	—	—	—	125	125
Common stock	—	—	—	251	251
Paid-in-capital	—	—	—	218,714	218,714
Accumulated other comprehensive loss	—	—	—	—	—
Unearned stock compensation	(477)	(1,911)	(1,173)	—	(3,561)
Retained Earnings	—	—	—	1,005	1,005

Total stockholders’ equity	(477)	(1,911)	(1,173)	220,095	216,534

Total liabilities and stockholders’ equity	$35,547	$97,641	$53,326	$385,506	$572,020

Interest sensitivity gap	$(2,501)	$(83,600)	$8,201	$77,900
Cumulative interest sensitivity gap	$(2,501)	$(86,101)	$(77,900)	$—
Cumulative interest sensitivity gap to total earning assets	(0.44%)	(15.02%)	(13.59%)	—

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

	Contractual Maturity
							Total
	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(Dollars in thousands)
Interest sensitive assets:
Loans receivable	$3,798	$9,638	$9,205	$10,174	$11,245	$410,643	$454,703
Average interest rate	10.05%	10.05%	10.05%	10.05%	10.05%	10.05%	10.05%
Interest bearing deposits	16,754	—	—	—	—	—	16,754
Average interest rates	1.19%	—	—	—	—	—	1.19%
Loan sale proceeds receivable	207	359	302	258	223	1,224	2,573
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	34,658	34,658
Average interest rate	—	—	—	—	—	6.97%	6.97%
Residual interests	—	—	—	—	—	749	749
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$20,759	$9,997	$9,507	$10,432	$11,468	$447,274	$509,437

Interest sensitive liabilities:
Borrowings:
Warehouse financing	67,887	28,857	36,245	—	—	—	130,989
Average interest rate	3.69%	3.69%	3.69%	—	—	—	3.69%
Securitization financing	1,855	2,703	2,990	3,308	3,660	168,890	183,406
Average interest rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Repurchase agreements	21,554	—	—	—	—	—	21,554
Average interest rate	1.79%	—	—	—	—	—	1.79%
Recourse liability	929	1,532	897	538	355	1,427	5,678
Average interest rate	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%

Total interest sensitive liabilities	$92,225	$33,092	$38,132	$3,846	$4,015	$170,317	$341,627

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