Form 10-Q/A
period 2004-09-30
ORIGEN FINANCIAL INC
filed 2005-08-12
CIK 1268039

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

Number of shares of Common Stock, $.01 par value, outstanding as of November 10, 2004: 25,228,150

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (the “Quarterly Report”) is filed to (a) amend Part I, Items 1, 2, and 3, to correct an error in applying accounting principles to a pool of loans acquired at a discount in October 2003, and (b) amend Part I Item 4 to disclose certain steps the Registrant intends to take to remediate deficiencies in its internal control over financial reporting. Interest income was recorded on the contractual interest rates of the loans in the pool instead of the estimated constant effective yield on the pool. The effect of the correction reduced net interest income by approximately $271,000 and $861,000 and increased other loan origination and servicing expenses by approximately $11,000 and $64,000 for the three and nine months ended September 30, 2004, respectively. This Amendment also reclassifies the cost to terminate a forward starting interest rate swap the Registrant had entered into in August 2004 for the purpose of locking in the benchmark interest rate on its securitization transaction completed in September 2004. The effects of this reclassification increased Accumulated Other Comprehensive Loss and reduced Other Assets by $1.9 million. Except as otherwise described above, no other changes have been made to the Quarterly Report. This Amendment does not otherwise attempt to update the information set forth in the Quarterly Report.

Origen Financial, Inc.

Part I

Item 1. Financial Statements

Origen Financial, Inc.

Consolidated Balance Sheet
(In thousands, except share data)

September 30, 2004 and December 31, 2003

	(Unaudited)
	September 30,	December 31,
	2004	2003
	(Restated)
ASSETS
Assets
Cash and equivalents	$37,336	$6,926
Restricted cash	7,821	6,017
Loans receivable, net of allowance for losses of $4,693 and $3,614, respectively	518,479	368,040
Investments held to maturity	37,212	—
Furniture, fixtures and equipment, net	2,169	2,476
Goodwill	32,277	32,277
Other assets	28,087	28,337

Total assets	$663,381	$440,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$62,882	$273,404
Securitization financing	342,968	—
Repurchase agreements	21,552	—
Notes payable – servicing advances	—	4,037
Recourse liability	4,750	8,740
Other liabilities	16,472	15,572

Total liabilities	448,624	301,753

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 and -0- shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	125	—
Common stock, $.01 par value, 125,000,000 shares authorized; 25,230,150 and 15,060,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	252	152
Additional paid-in-capital	219,100	143,289
Accumulated other comprehensive loss	(1,875)	(20)
Unearned stock compensation	(3,754)	(1,114)
Retained earnings	909	13

Total stockholders’ equity	214,757	143,320

Total liabilities and stockholders’ equity	$663,381	$444,073

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except share data)

For the periods ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Interest Income
Total interest income	$11,212	$5,785	$30,016	$15,990
Total interest expense	3,723	5,397	10,037	12,590

Net interest income before loan losses	7,489	388	19,979	3,400
Provision for credit losses and recourse liability	1,500	2,910	4,922	4,748

Net interest income (loss) after loan losses	5,989	(2,522)	15,057	(1,348)
Non-interest income	2,976	1,969	8,870	7,088
Non-interest Expenses
Personnel	5,206	7,002	14,523	16,026
Loan origination and servicing	345	312	996	922
Write down of residual interest	—	3,804	—	5,084
State business taxes	13	14	176	18
Other operating	1,992	3,156	5,166	7,217

Total non-interest expense	7,556	14,288	20,861	29,267

NET INCOME (LOSS)	$1,409	$(14,841)	$3,066	$(23,527)

Weighted average common shares outstanding	24,726,729	N/A	20,347,128	N/A

Weighted average common shares outstanding, diluted	25,028,922	N/A	20,580,491	N/A

Earnings per common share:
Basic	$0.06	N/A	$0.15	N/A

Diluted	$0.06	N/A	$0.15	N/A

Common dividends declared	$0.06	N/A	$0.10	N/A

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Other Comprehensive Income (Loss)
(Unaudited)
(In thousands)

For the periods ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income (loss)	$1,409	$(14,842)	$3,066	$(23,527)
Unrealized gain (loss) on interest rate swaps	(1,875)	88	(1,855)	(321)

Comprehensive income (loss)	$(466)	$(14,754)	$1,211	$(23,848)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

For the nine months ended September 30

	2004	2003
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$3,066	$(23,527)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	4,922	4,748
Impairment of residual interest	—	5,084
Depreciation and amortization	4,172	2,852
Originations of loans held for sale	(202,472)	(128,156)
Principal collections on loans	46,375	22,453
Increase in other assets	(15,131)	(7,819)
Increase in accounts payable and other liabilities	(2,495)	5,208

Net cash used in operating activities	(161,563)	(119,157)
Cash Flows From Investing Activities
Purchase of investment securities	(36,697)	—
Capital expenditures	(286)	(867)

Net cash used in investing activities	(36,983)	(867)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	95	—
Net proceeds from issuance of common stock	73,301
Proceeds from minority interest investment	—	43,955
Proceeds from sale of repossessed homes	7,780	4,196
Dividends paid	(2,170)	—
Proceeds from warehouse and securitization financing	687,445	558,913
Repayment of warehouse and securitization financing	(533,458)	(486,593)
Net change in notes payable — servicing advances	(4,037)	(191)

Net cash provided by financing activities	228,956	120,280

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,410	256
Cash and cash equivalents, beginning of period	6,926	257

Cash and cash equivalents, end of period	$37,336	$513

Supplemental disclosures of cash flow information:
Interest paid	$9,779	$4,007
Non cash financing activities:
Restricted common stock issued as unearned compensation	$3,918	$—

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

Origen Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic earnings per share calculation at September 30, 2004 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,409	$(14,841)	$3,066	$(23,527)
Preferred stock dividends	(4)	—	(12)	—

Income (loss) available to common shareholders	$1,405	$(14,841)	$3,054	$(23,527)

Denominator:
Weighted average common shares for basic EPS	24,727	N/A	20,347	N/A
Effect of dilutive securities:
Restricted stock awards	302	N/A	233	N/A

Weighted average common shares for diluted EPS	25,029	N/A	20,580	N/A

Basic EPS	$0.06	N/A	$0.15	N/A

Diluted EPS	$0.06	N/A	$0.15	N/A

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004
Net income available to common shareholders	$1,405	$3,066
Stock option compensation cost	(3)	(9)

Pro forma net income available to common shareholders	$1,402	$3,057

Basic income per share as reported	$0.06	$0.15
Stock option compensation cost	—	—

Pro forma basic income per share	$0.06	$0.15

Diluted income per share as reported	$0.06	$0.15
Stock option compensation cost	—	—

Pro forma diluted income per share	$0.06	$0.15

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

Note K — Restatement of Consolidated Financial Statements
     The accompanying consolidated financial statement for the three months and nine months ended September 30, 2004 reflect a restatement as the result of the correction of an error in applying accounting principles to a pool of loans acquired at a discount in October 2003. Interest income was recorded on the contractual interest rates of the loans in the pool instead of the estimated constant effective yield on the loan pool. The effect of the correction reduced net interest income by approximately $271,000 and $861,000 and increased other loan origination and servicing expenses by approximately $11,000 and $64,000 for the three months and nine months ended September 30, 2004, respectively. This amendment also reclassifies the cost to terminate a forward starting interest rate swap the Company had entered into in August 2004 for the purpose of locking in the benchmark interest rate on its securitization transaction completed in September 2004. The effect of this reclassification increased Accumulated Other Comprehensive Loss and reduced Other Assets by $1.9 million
     Following is a summary of the effects of the restatement on the Company’s Consolidated Statement of Operations for the three months and nine months ended September 30, 2004. (in thousands except per share data)

	Consolidated Statement of Operations
	Three Months ended			Nine months ended
	September 30, 2004			September 30, 2004
	As			As
	previously		As	previously		As
	reported	Adjustment	restated	reported	Adjustment	restated
Interest income	$11,483	$(271)	$11,212	$30,877	$(861)	$30,016
Net interest income	$7,760	$(271)	$7,489	$20,840	$(861)	$19,979
Loan origination and servicing	$334	$11	$345	$932	$64	$996
Total non interest expense	$7,545	$11	$7,556	$20,797	$64	$20,861
Net income	$1,691	$(282)	$1,409	$3,991	$(925)	$3,066
Earnings per share – basic	$0.07	$(0.01)	$0.06	$0.20	$(0.05)	$0.15
Earnings per share – diluted	$0.07	$(0.01)	$0.06	$0.19	$(0.04)	$0.15

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

Net Income

     Net income increased $16.2 million to $1.4 million for the three months ended September 30, 2004 compared to a net loss of $14.8 million for the three months ended September 30, 2003. The increase is the result of an increase of $8.5 million in net interest income after loan losses, an increase of $0.9 million in non interest income and a decrease in non interest expenses of $6.7 million as described in more detail below.

Interest Income

     Interest income increased 93.1% to approximately $11.2 million compared to approximately $5.8 million. This increase resulted primarily from an increase of $300.2 million or 118.6% in average interest earning assets. The increase in interest earning assets includes approximately $35.1 million in asset backed securities of which there were none owned during the quarter ended September 30, 2003. The weighted average net interest rate on the loan receivable portfolio decreased to 8.6% compared to 9.3% due primarily to a positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate. The weighted average net interest rate is net of any servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

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

     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended September 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$493,402	$10,359	8.40%	$249,080	$5,770	9.27%
Investment securities	35,114	798	9.09%	—	—	—
Other	24,842	55	.89%	4,066	15	1.48%

Total	$553,358	$11,212	8.10%	$253,146	$5,785	9.14%

Interest bearing liabilities:
Loan funding facilities	$348,737	$3,591	4.12%	$246,808	$4,419	7.16%
Repurchase agreement - investment securities	21,554	128	2.38%	—	—	—
Notes payable — servicing advances	—	4	N/A	1,230	16	5.20%
Other	—	—	—	35,390	962	10.87%

Total	$370,291	$3,723	4.02%	$283,428	$5,397	7.62%

Net interest income and interest rate spread		$7,489	4.08%		$388	1.52%

Net yield on average interest earning assets			5.41%			.61%

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

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$5,130	$(541)	$4,589
Investment securities	798	—	798
Other	46	(6)	40

Total interest income	$5,974	$(547)	$5,427

Interest bearing liabilities:
Loan funding facilities	$1,050	$(1,878)	$(828)
Repurchase agreement - investment securities	128	—	128
Notes payable — servicing advances	950	(962)	(12)
Other	1,585	(2,547)	(962)

Total interest expense	$3,713	$(5,387)	$(1,674)

Increase in net interest income			$7,101

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

     Loan origination and servicing expenses increased approximately 10.6%, to $345,000 compared to $312,000. The increase is primarily a result of an increase in custodial bank fees related to the securitizations we have completed in 2004.

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

Net Income

     Net income increased $26.6 million to $3.1 million for the nine months ended September 30, 2004 compared to a net loss of $23.5 million for the nine months ended September 30, 2003. The increase is the result of an increase of $16.4 million in net interest income after loan losses, an increase of $1.8 million in non interest income and a decrease in non interest expenses of $8.4 million, as described in more detail below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

     Interest income increased $14.0 million, or 87.5%, to approximately $30.0 million compared to approximately $16.0 million. This increase resulted primarily from an increase of $215.8 million in average outstanding balance of the manufactured home loan receivable balance and an increase of $40.3 million in average balance of other interesting earning assets for a total increase of approximately 114.5%. The liquidity provided through the $240.0 million securitization we completed in February 2004 and the initial public offering of our common stock in March 2004, has allowed us to increase our interest earning asset portfolio at a much greater rate. The increase in interest income was lower than the increase in average interest earning assets due primarily to a positive change in the credit quality of the loan portfolio for the period. Generally, higher credit quality loans carry a lower interest rate. The weighted average interest rate (net of any imbedded servicing fee resulting from securitization transactions accounted for as financings) on the loan portfolio was 8.7% compared to 9.6%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents information relative to the average balances and interest rates of our interest earning assets and our interest bearing liabilities for the nine months ended September 30 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$436,685	$28,321	8.65%	$220,906	$15,943	9.62%
Investment securities	25,217	1,560	8.25%	—	—	—
Other	17,864	135	1.01%	2,763	47	2.27%

Total	$479,766	$30,016	8.34%	$223,669	$15,990	9.53%

Interest bearing liabilities:
Loan funding facilities	$321,687	$9,749	4.04%	$230,337	$10,925	6.32%
Repurchase agreement - investment securities	16,482	254	2.05%	—	—	—
Notes payable — servicing advances	739	34	6.13%	880	52	7.88%
Other	—	—	—	21,008	1,613	10.23%

Total	$338,908	$10,037	3.95%	$252,225	$12,590	6.65%

Net interest income and interest rate spread		$19,979	4.39%		$3,400	2.88%

Net yield on average interest earning assets			5.55%			2.03%

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

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$13,994	$(1,616)	$12,378
Investment securities	1,560	—	1,560
Other	114	(26)	88

Total interest income	$15,668	$(1,642)	$14,026

Interest bearing liabilities:
Loan funding facilities	$2,768	$(3,944)	$(1,176)
Repurchase agreement - investment securities	266	(12)	254
Notes payable — servicing advances	1,595	(1,613)	(18)
Other	3,507	(5,120)	(1,613)

Total interest expense	$8,136	$(10,689)	$(2,553)

Increase in net interest income			$16,579

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

     Loan origination and servicing expenses increased slightly from $0.9 million to $1.0 million while loan originations increased $54.3 million, or 41.5%, to $185.3 million compared to $131.0 million and the servicing portfolio has increased approximately $60.0 million, or 4.7%, to $1.34 billion compared to $1.28 billion. The ability to control these costs is primarily a result of the consolidation of the majority of our origination operations in Southfield, Michigan and the consolidation and streamlining of much of our repossession operations in our Fort Worth, Texas offices.

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

Receivable Portfolio and Asset Quality

     Net loans receivable outstanding increased 40.9% to $518.5 million at September 30, 2004 compared to $368.0 million at December 31, 2003. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured homes and in some instances real estate.

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

     Cash used in operating activities during the nine months ended September 30, 2004, totaled $161.6 million versus $119.2 million for the nine months ended September 30, 2003. Cash used to originate loans increased 57.2%, or $73.7 million, to $202.5 million for the nine months ended September 30, 2004 compared to $128.8 million for the nine months ended September 30, 2003. The increased origination volume is a result of increased market share resulting from our focus on customer service and the use of technology to deliver our products and services and from the exit of several of our competitors from the manufactured home lending business. Principal collections on loans held for sale totaled $46.4 million for the nine months ended September 30, 2004 as compared to $22.5 million for the nine months ended September 30, 2003, an increase of $23.9 million, or 106.2%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $436.7 million for the nine months ended September 30, 2004 compared to $220.9 million for the nine months ended September 30, 2003, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.

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

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$37,336	$—	$—	$—	$37,336
Restricted cash	7,821	—	—	—	7,821
Loans receivable, net	2,279	7,184	64,282	444,734	518,479
Investments	—	—	—	37,212	37,212
Furniture, fixtures and equipment, net	173	542	1,454	—	2,169
Goodwill	—	—	—	32,277	32,277
Other assets	11,913	6,913	8,613	648	28,087

Total assets	$59,522	$14,639	$74,349	$514,871	$663,381

Liabilities and Stockholders’ Equity
Warehouse financing	$11,147	$26,913	$24,822	$—	$62,882
Securitization financing	3,469	3,791	47,134	288,574	342,968
Repurchase agreements	21,552	—	—	—	21,552
Recourse liability	486	1,124	2,183	957	4,750
Other liabilities	15,297	510	—	665	16,472

Total liabilities	51,951	32,338	74,139	290,196	448,624

Preferred stock	—	—	—	125	125
Common stock	—	—	—	252	252
Paid-in-capital	—	—	—	219,143	219,143
Accumulated other comprehensive loss	(69)	(243)	(1,251)	(312)	(1,875)
Unearned stock compensation	(723)	(1,735)	(1,339)	—	(3,797)
Retained earnings	909	—	—	—	909

Total stockholders’ equity	117	(1,978)	(2,590)	219,208	214,757

Total liabilities and stockholders’ equity	$52,068	$30,360	$71,549	$509,404	$663,381

Interest sensitivity gap	$7,454	$(15,721)	$2,800	$5,467
Cumulative interest sensitivity gap	$7,454	$(8,267)	$(5,467)	—
Cumulative interest sensitivity gap to total interest earning assets	1.12%	(1.25%)	(0.82%)	—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at September 30, 2004, (dollars in thousands):

	Contractual Maturity
						There-	Total
	2004	2005	2006	2007	2008	after	fair value
Interest sensitive assets
Loans receivable	$2,279	$9,700	$10,708	$11,822	$13,050	$470,920	$518,479
Average interest rate	9.93%	9.93%	9.93%	9.93%	9.93%	9.93%	9.93%
Interest bearing deposits	44,788	—	—	—	—	—	44,788
Average interest rate	0.89%	—	—	—	—	—	0.89%
Loan sale proceeds receivable	119	422	355	303	260	933	2,392
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	37,212	37,212
Average interest rate	—	—	—	—	—	7.68%	7.68%
Residual interest	—	—	—	—	—	749	749
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$47,186	$10,122	$11,063	$12,125	$13,310	$509,814	$603,620

Interest sensitive liabilities
Warehouse financing	$11,147	$27,024	$24,711	$—	$—	$—	$62,882
Average interest rate	3.24%	2.95%	3.00%	—	—	—	3.02%
Securitization financing	3,469	5,054	5,592	6,187	6,845	315,821	342,968
Average interest rate	5.34%	5.34%	5.34%	5.34%	5.34%	5.34%	5.34%
Repurchase agreements	21,552	—	—	—	—	—	21,552
Average interest rate	2.42%	—	—	—	—	—	2.42%
Recourse liability	486	1,400	779	444	303	1,338	4,750
Average interest rate	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%	10.57%

Total interest sensitive liabilities	$36,654	$33,478	$31,082	$6,631	$7,148	$317,159	$432,152

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