Form 10-Q
period 2005-06-30
ORIGEN FINANCIAL INC
filed 2005-08-15
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005.
OR

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Transition Period From ___to ___
COMMISSION FILE NUMBER 000-50721
Origen Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	20-0145649 (I.R.S. Employer Identification No.)

27777 Franklin Rd. Suite 1700 Southfield, MI (Address of Principal Executive Offices)	48034 (Zip Code)
Registrant’s telephone number, including area code: (248) 746-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2005: 25,454,060

Origen Financial, Inc.

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheet
(In thousands, except share data)
June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$3,428	$9,293
Restricted cash	10,898	9,222
Loans receivable, net of allowance for losses of $5,729 and $5,315, respectively	678,197	563,268
Investments	41,863	37,622
Furniture, fixtures and equipment, net	3,230	2,336
Goodwill	32,277	32,277
Other assets	27,998	28,529

Total assets	$797,891	$682,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$82,128	$107,373
Securitization financing	463,292	328,388
Repurchase agreements	22,073	20,153
Notes payable – servicing advances	1,774	—
Recourse liability	4,908	6,603
Other liabilities	20,370	16,564

Total liabilities	594,545	479,081

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	125	125
Common stock, $.01 stated value, 125,000,000 shares authorized; 25,454,060 and 25,215,400 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	254	252
Additional paid-in-capital	220,534	219,121
Accumulated other comprehensive loss	(2,746)	(1,807)
Unearned stock compensation	(3,362)	(2,790)
Distributions in excess of earnings	(11,459)	(11,435)

Total stockholders’ equity	203,346	203,466

Total liabilities and stockholders’ equity	$797,891	$682,547

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statement of Earnings (Unaudited)
(In thousands, except share data)
For the periods ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income
Total interest income	$14,622	$10,034	$27,788	$18,804
Total interest expense	6,681	3,296	12,091	6,315

Net interest income before loan losses	7,941	6,738	15,697	12,489
Provision for credit losses	1,645	1,531	3,675	3,422

Net interest income after loan losses	6,296	5,207	12,022	9,067

Non-Interest Income	3,396	3,014	6,676	5,895

Non-Interest Expenses
Personnel	5,697	4,915	11,178	9,317
Loan origination and servicing	380	263	794	653
Provision for recourse liability	168	—	218	—
State business taxes	77	73	190	163
Other operating	1,857	1,578	3,798	3,174

Total non-interest expense	8,179	6,829	16,178	13,307

NET INCOME	$1,513	$1,392	$2,520	$1,655

Weighted average common shares outstanding, basic	24,818,544	20,580,155	24,776,139	18,133,264

Weighted average common shares outstanding, diluted	25,325,006	20,891,669	25,174,132	18,393,586

Earnings per common share:

Basic	$0.06	$0.07	$0.10	$0.09

Diluted	$0.06	$0.07	$0.10	$0.09
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statement of Other Comprehensive Income (Loss) (Unaudited)
(In thousands, except share data)
For the periods ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$1,513	$1,392	$2,520	$1,655

Other comprehensive income:
Net unrealized (loss) gain on interest rate swaps	(2,467)	5	(1,098)	20

Less reclassification of adjustment for net realized losses included in net income	91	—	159	—

Comprehensive (loss) income	$(863)	$1,397	$1,581	$1,675

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share data)
For the six months ended June 30

	2005	2004
Cash Flows From Operating Activities
Net income	$2,520	$1,655
Adjustments to reconcile net income to cash used in operating activities:
Provision for credit losses and recourse liability	3,893	3,422
Depreciation and amortization	3,932	1,881
Increase in other assets	(1,081)	(4,508)
Increase (decrease) in accounts payable and other liabilities	159	(4,529)

Net cash provided by (used in) operating activities	9,423	(2,079)

Cash Flows From Investing Activities
Increase in restricted cash	(1,676)	(514)
Purchase of investment securities	(4,240)	(34,270)
Originations and purchases of loans	(158,989)	(121,374)
Principal collections on loans	35,109	30,696
Proceeds from sale of repossessed homes	5,638	4,304
Capital expenditures	(1,301)	(186)

Net cash used in investing activities	(125,459)	(121,344)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	—	95
Net proceeds from issuance of common stock	—	73,107
Dividends paid	(2,545)	(663)
Proceeds from warehouse and securitization financing	304,274	425,388
Repayment of warehouse and securitization financing	(193,332)	(362,853)
Net change in notes payable — servicing advances	1,774	(4,037)

Net cash provided by financing activities	110,171	131,037

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,865)	7,614

Cash and cash equivalents, beginning of period	9,293	6,926

Cash and cash equivalents, end of period	$3,428	$14,540

Supplemental disclosures of cash flow information:
Interest paid	$11,206	$6,315

Non cash financing activities:
Restricted common stock issued as unearned compensation	$2,156	$3,200

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
     Certain prior period amounts have been reclassified to conform to current financial statement presentation.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Recent Accounting Pronouncements
Accounting for Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in SFAS No. 123(R) using the modified-prospective method effective January 1, 2006. Management has determined the impact of adoption of SFAS No. 123(R) will not have a material effect on the Company’s financial position or results of operations.
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes that the impact of adoption of SFAS No. 154 will not have a material effect on the Company’s financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Recent Accounting Pronouncements (Continued)
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in a purchase business combination, but does not apply to loans originated by the entity. SOP 03-3 is effective for all loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Company’s financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and restricted common stock. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,513	$1,392	$2,520	$1,655
Preferred stock dividends	(4)	(4)	(8)	(8)

Net income available to common shareholders	$1,509	$1,388	$2,512	$1,647

Denominator:
Weighted average common shares for basic EPS	24,818	20,580	24,776	18,133
Effect of dilutive securities:
Restricted stock awards	507	312	398	261

Weighted average common shares for diluted EPS	25,325	20,892	25,174	18,394

Basic EPS	$0.06	$0.07	$0.10	$0.09

Diluted EPS	$0.06	$0.07	$0.10	$0.09

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 4– Stock Options
     As allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeds the stock option exercise price. All options granted by the Company have been granted at a fixed price not less than the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense as allowed by current US GAAP. The value of the restricted stock awards issued by the Company have been reflected in compensation expense.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005
Net income available to common shareholders	$1,509	$2,512
Stock option compensation cost	(3)	(6)

Pro forma net income available to common shareholders	$1,506	$2,506

Basic income per share as reported	$0.06	$0.10
Stock option compensation cost	—	—

Pro forma basic income per share	$0.06	$0.10

Diluted income per share as reported	$0.06	$0.10
Stock option compensation cost	—	—

Pro forma diluted income per share	$0.06	$0.10

     Compensation cost associated with the Company’s unvested restricted stock is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards was approximately $632,000 and $1,292,000 for the three months and six months ended June 30, 2005.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 5– Investments
     The Company’s investments consisted of three asset backed securities with principal amounts of $32.0 million, $6.8 million and $8.5 million. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. During the three and six months ended June 30, 2005, the Company purchased approximately $2.0 million and $6.1 million of these securities, respectively. The securities are carried on the Company’s balance sheet at an amortized cost of approximately $41.9 million and $37.6 million as of June 30, 2005 and December 31, 2004, respectively, which approximates their fair value.
Note 6 – Allowance for Credit Losses and Recourse Liability
     The allowance for credit losses and related additions and deductions to the allowance were as follows for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$5,294	$4,151	$5,315	$3,614
Provision for loan losses	1,645	1,531	3,675	3,422
Transfers from recourse liability	925	1,115	1,913	3,062
Gross chargeoffs	(4,273)	(4,159)	(10,207)	(9,734)
Recoveries	2,138	1,909	5,033	4,183

Balance at end of period	$5,729	$4,547	$5,729	$4,547

     The recourse liability and related additions and transfers out of the recourse liability were as follows for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$5,665	$6,793	$6,603	$8,740
Reimbursements for losses per recourse agreements	—	—	—	—
Provision for recourse liability	168	—	218	—
Transfers to allowance for credit losses	(925)	(1,115)	(1,913)	(3,062)

Balance at end of period	$4,908	$5,678	$4,908	$5,678

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Loans Receivable and Securitizations
     The carrying amounts of loans receivable consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Manufactured housing loans — securitized	$565,800	$401,995
Manufactured housing loans — unsecuritized	122,538	170,978
Accrued interest receivable	3,723	3,285
Deferred fees	(2,694)	(3,100)
Discount on purchased loans	(5,441)	(4,575)
Allowance for loan loss	(5,729)	(5,315)

	$678,197	$563,268

     The Company originates and purchases loans collateralized by manufactured homes with the intent to securitize them. Under the current legal structure of the securitization program, the Company transfers manufactured housing loans it originates and purchases to a trust for cash. These loan securitizations are structured as financing transactions, typically by structuring the transaction to allow the Company to participate in the auction process at the scheduled termination of the existence of the qualified special purpose entity (the “trust”) and including a 20% clean up call. When securitizations are structured as financings no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset backed bonds secured by the loans are carried as a liability.
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $163.4 million at June 30, 2005. Delinquency statistics (including repossessed inventory) on those loans are as follows at June 30, 2005 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	115	$4,526	2.8%
61-90	43	$1,618	1.0%
Greater than 90	208	$9,728	5.9%

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Loans Receivable and Securitizations (Continued)
     The Company assesses the carrying value of the residual interests and servicing assets for impairment on a monthly basis. There can be no assurance that the Company’s estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company’s estimates, the carrying value of the Company’s residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity. The Company’s residual interest balance was approximately $724,000 at June 30, 2005. There was no change in the balance for the periods presented.
Note 8– Debt
Total debt outstanding was as follows (in thousands):

	June 30,	December 31,
	2005	2004
Warehouse financing	$82,128	$107,373
Securitization financing	463,292	328,388
Notes payable — servicing advances	1,774	—
Repurchase agreements	22,073	20,153

	$569,267	$455,914

     Notes Payable — Citigroup — The Company, through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and revised periodically, most recently in March 2005, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. The facility also includes a $15 million supplemental advance amount that is collateralized by the Company’s residual interests in the 2004-A, and 2004-B securitizations. The facility matures on March 23, 2006. At June 30, 2005 the outstanding balance on the facility was approximately $82.1 million.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Debt (Continued)
     Repurchase Agreements – The Company has entered into three repurchase agreements with Citigroup for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. At June 30, 2005 the repurchase agreements had outstanding principal balances of approximately $18.0 million, $1.9 million and $2.2 million, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread.
     Notes Payable – 2004-A Securitization — On February 11, 2004, the Company completed a securitization of approximately $238 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-A issued $200 million in notes payable. The notes are stratified into six different classes and pay interest at a duration weighted average rate of approximately 5.13%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. At June 31, 2005 the outstanding balance of the 2005-A securitization notes was approximately $153.4 million.
     Notes Payable – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-B issued $169 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration weighted average rate of approximately 5.26%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. At June 30, 2005 the aggregate outstanding balance of the 2004-B securitization notes was approximately $148.9 million.
     Notes Payable – 2005-A Securitization – On May 12, 2005, the Company completed a securitization of approximately $179 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-A issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration weighted average rate of approximately 4.31%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. At June 30, 2005 the aggregate outstanding balance of the 2005-A securitization notes was approximately $161.0 million.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Debt (Continued)
     Notes Payable – Servicing Advances – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets (excluding securitized assets). The expiration date of the facility is December 31, 2005. At June 30, 2005 the outstanding balance on the facility was approximately $1.8 million.
The average balance and average interest rate of outstanding debt was as follows (in thousands):

	June 30, 2005		December 31, 2004
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Notes payable – Citigroup	$127,380	4.5%	$139,115	3.9%
Notes payable – 2004-A securitization	$161,728	4.7%	$163,088	4.4%
Notes payable – 2004-B securitization	$155,857	4.9%	$42,299	4.8%
Notes payable – 2005-A securitization	$45,257	5.0%	$—	—
Repurchase agreement	$21,358	3.6%	$17,573	2.3%
Note payable — servicing advances	$573	8.2%	$553	7.0%
Note 9 – Equity Incentive Plan
     The Company’s equity incentive plan has approximately 1.7 million shares of common stock reserved for issuance as either stock options or restricted stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s stock option plan, and options that have been issued to date generally vest over a two-year period. There were no options issued during the six months ended June 30, 2005. As of June 30, 2005, 267,500 options were outstanding under the plan at an exercise price of $10.00 per share.
On May 8, 2005 the Company issued 299,000 restricted stock awards to certain directors, officers and employees. The stock awards were issued at $7.21 per share and are being amortized over their estimated service period. As of June 30, 2005, 432,671 shares of restricted stock were outstanding.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 10 – Derivative Instruments and Hedging Activity
     In May 2005, the Company entered into two forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of its planned securitization transaction to be completed during the fourth quarter of 2005. The Company has designated the swaps as a cash flow hedge for accounting purposes.
     Under the terms of the swaps the Company will pay a fixed rate of 4.21% and 4.47% and receive a floating rate equal to the one month LIBOR rate on beginning notional balances of $53.0 million and $47.0 million, respectively. The first payment is scheduled for November 15, 2005. A rise in rates during the interim period would increase the Company’s borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction.
     The hedging transactions were structured at inception to meet the criteria set forth in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in order to allow the Company to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives are included in other comprehensive income and such amounts will be amortized into earnings upon commencement of the planned transaction.
     In the event the Company is unable to or declines to enter into the securitization transaction or if the commencement of the securitization transaction is delayed, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS No. 133.
     Additionally, SFAS No. 133 requires all derivative instruments to be carried at fair value in the Company’s statement of position. The fair value of the forward starting interest rate swaps approximates a liability of $0.7 million at June 30, 2005 and is included in other liabilities in the consolidated balance sheet.
     In February 2005, the Company entered into a forward starting interest rate swap for the purpose of locking in the benchmark interest rate on a portion of the 2005-A securitization notes. The swap was terminated in May 2005. The cost to terminate the swap was approximately $0.4 million. This cost will be amortized over the expected life of the debt issued in the securitization transaction in accordance with SFAS No. 133. As of June 30, 2005, approximately $0.4 million remains unamortized and is included in other comprehensive income in the Company’s balance sheet. Amortization over the next twelve months is expected to be approximately $68,000.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 11 – Stockholders’ Equity
     On April 27, 2005 the Company declared a dividend of $0.06 per common share payable to holders of record as of May 25, 2005. On May 27, 2005 those dividends were paid and totaled approximately $1,538,000.
     As of May 8, 2005 the Company granted 299,000 restricted stock awards to certain officers, directors and employees. The stock awards were issued at $7.21 per share and are being amortized over their estimated service period. Compensation expense recognized for these restricted stock awards was approximately $52,000 for the three months ended June 30, 2005.
Note 12 – Subsequent Events
     In August 2000, the Company’s predecessor, Dynex Financial, Inc., sold a pool of manufactured housing loans to Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”), with full recourse to the seller. Of the original pool balance of $114.4 million, $41.4 million in loan principal remained at June 30, 2005. As of that date, Origen maintained a recourse reserve for this legacy item of $4.6 million and a receivable of $1.7 million relating to a deferred portion of the original sales price. During July 2005, Origen negotiated a buy-out of the recourse obligation. Management believes that such buy-out was in the Company’s best interest due to the inherent uncertainty involved in any recourse situation and to eliminate the on-going cash outlays for the repurchase of defaulted loans. Origen believes that the carrying amounts of the recourse liability and the deferred sales price were appropriate as of June 30, 2005. However, in the future, Origen would be required to take as a charge against earnings, over the remaining life of the loan pool, the difference between the book amount of the recourse liability, which is based on net present value, and the then current dollars paid out to satisfy the recourse requirement. The buy-out, which was consummated on July 26, 2005, will result in a third quarter charge against earnings of approximately $0.8 million.
On August 10, 2005, the Company declared a dividend of $0.06 per common share payable to holders of record as of August 22, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q includes certain forward looking statements. The words “will,” “may,” “designed to,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” and similar expressions, identify these forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, these expectations may not be correct. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this document include the following:
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
     The following discussion and analysis of our consolidated financial condition and results of operations for the three months and six months ended June 30, 2005 in this quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     In October 2003, we began operations upon the completion of a private placement of our common stock and the acquisition of all of the equity interests of Origen Financial L.L.C. We also took steps to qualify the Company as a REIT. In the second quarter of 2004, we completed an initial public offering of 8.6 million shares of our common stock at a purchase price of $8.00 per share. Currently, most of our operations are conducted through Origen Financial L.L.C., which is our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.
Critical Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
     The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or relieving a liability. In many instances we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such changes would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan portfolio. Other estimates that we use are fair value of derivatives and expected useful lives of our depreciable assets. We value our derivative contracts at fair value using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
     Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Details regarding our critical accounting policies are described fully in Note A in the “Notes to Consolidated Financial Statements” in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the three months ended June 30, 2005 and 2004.
Net Income
     Net income increased $0.1 million to $1.5 million for the three months ended June 30, 2005 compared to net income of $1.4 million for the same period in 2004. The increase is the result of an increase of $1.1 million in net interest income after loan losses and an increase of $0.4 million in non-interest income offset by an increase in non-interest expenses of $1.4 million as described in more detail below.
Interest Income
     Interest income increased 46.0% to approximately $14.6 million compared to approximately $10.0 million. This increase resulted primarily from an increase of $228.3 million or 47.4% in average interest earning assets from $481.2 million to $709.5 million. The increase in interest earning assets includes approximately $219.9 million in newly originated and purchased manufactured housing loans and approximately $6.8 million in asset backed securities.
     Interest expense increased $3.4 million, or 103.0%, to $6.7 million from $3.3 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $198.7 million to $527.2 million compared to $328.5 million, or 60.5%. The average interest rate on total debt outstanding increased from 3.7% to 4.9%. The higher average rate for the three months ended June 30, 2005 was due to increases in the base LIBOR rate on our warehouse facility and an increase in the average balance of loans financed on our long-term securitization facilities, which tend to have higher weighted average interest rates compared to our short term securitization facility, which is used primarily to fund new originations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table presents information relative to the average balances and interest rates of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005				2004
	Average			Yield/	Average		Yield/
	Balance	Interest		Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$650,141	$13,546	[1]	8.33%	$430,227	$9,318	8.66%
Investment securities	41,031	961		9.37%	34,217	664	7.76%
Other	18,357	115		2.52%	16,754	52	1.24%

Total	$709,529	$14,622		8.24%	$481,198	$10,034	8.34%

Interest bearing liabilities[2]:
Loan funding facilities	$527,213	$6,455		4.90%	$328,469	$3,174	3.87%
Repurchase agreement — investment securities	22,091	212		3.85%	23,703	107	1.81%
Notes payable — servicing advances	742	14		7.43%	882	15	6.80%

Total	$550,046	$6,681		4.86%	$353,054	$3,296	3.73%

Net interest income and interest rate spread		$7,941		3.38%		$6,738	4.61%

Net yield on average interest earning assets				4.48%			5.60%

[1]	Net of loan servicing fees.

[2]	Includes facility fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,582	$(354)	$4,228
Investment securities	160	137	297
Other	10	53	63

Total interest income	$4,752	$(164)	$4,588

Interest bearing liabilities:
Loan funding facilities	$2,434	$847	$3,281
Repurchase agreement — investment securities	(16)	121	105
Notes payable — servicing advances	(3)	2	(1)

Total interest expense	$2,415	$970	$3,385

Increase in net interest income			$1,203

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party loan originations. Such revenue increased $0.4 million, or 13.3% to $3.4 million compared to $3.0 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $105.2 million, or 8.0% from $1.31 billion to $1.42 billion. The increase relates primarily to fees from new loans originated that are financed on our short-term securitization facility with Citigroup. The weighted average service fee rate increased slightly as our “serviced for others” portfolio, which has lower than average servicing rates, continues to pay down and as we add servicing from securitizations at higher than our average servicing portfolio rates.
Provision for Losses
     We maintain an allowance for credit losses to cover inherent losses that can be reasonably estimated for loan receivables held on our balance sheet. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet and historical loss trends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The provision for credit losses increased 6.7% to $1.6 million from $1.5 million. Net charge-offs against the allowance for loan loss decreased 8.7% from $2.3 million, to $2.1 million. As a percentage of average outstanding principal balance total net charge-offs on an annualized basis decreased to 1.3% compared to 2.1%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the “owned” portfolio of loans at June 30, 2005 has a larger concentration of loans originated in the years 2003 through 2005 than was the case for the owned portfolio at June 30, 2004. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.
Non-interest Expenses
     Personnel expenses increased approximately $0.8 million, or 16.3%, to $5.7 million compared to $4.9 million. The increase is primarily the result of a $0.2 million increase in stock compensation expense related to restricted stock granted to certain officers, directors and employees, a $0.3 million increase in annual performance bonus accrual and a $0.2 million increase in salaries expense due to an increase in the number of full time equivalent employees, largely related to staffing needs resulting from our efforts to comply with Sarbanes Oxley requirements.
     Loan origination and servicing expenses increased approximately 44.5%, to $380,000 compared to $263,000. The change is primarily a result of an increase in custodial and other servicing fees related to the general growth of the servicing portfolio as we continue to securitize our new loan originations.
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
     Professional fees increased approximately $135,000 or 151.7%, to $224,000 compared to $89,000. The primary reason for the increase was due to additional fees related to our year-end audit and compliance (Sarbanes Oxley) related costs.
     Travel and entertainment expenses remained relatively constant at approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Miscellaneous expenses increased approximately $126,000 or 34.3%, to $493,000 compared to $367,000. The increase was primarily the result of an increase of approximately $76,000 in director and officer liability insurance which was $298,000 compared to $222,000. The increase was due to our new status as a publicly traded company following our initial public offering in May 2004.
Comparison of the six months ended June 30, 2005 and 2004.
Net Income
     Net income increased $0.9 million to $2.5 million for the six months ended June 30, 2005 compared to net income of $1.7 million for the same period in 2004. The total increase is the result of an increase of $3.0 million in net interest income after loan losses and an increase of $0.8 million in non-interest income offset by an increase in non-interest expenses of $2.9 million as described in more detail below.
Interest Income
     Interest income increased 47.9% to approximately $27.8 million compared to approximately $18.8 million. This increase resulted primarily from an increase of $229.5 million or 51.8% in average interest earning assets from $442.9 million to $672.4 million. The increase in interest earning assets includes approximately $208.0 million in newly originated and purchased manufactured housing loans and approximately $19.3 million in asset backed securities. The weighted average net interest rate on the loan receivable portfolio decreased to 8.5% from 8.8% due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate is net of any servicing fee resulting from securitization or sale of the loan but accounted for as a financing.
     Interest expense increased $5.8 million, or 92.1%, to $12.1 million from $6.3 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $182.2 million to $490.2 million compared to $308.0 million, or 59.2%. The average interest rate on total debt outstanding increased from 3.9% to 4.7%. The higher average rate for the six months ended June 30, 2005 was due primarily to the increase in the average balance of loans financed on our long term securitization facilities, which tend to have higher weighted average interest rates compared to our short term securitization facility, which is used primarily to fund new originations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$616,277	$25,768	8.36%	$408,327	$17,962	8.80%
Investment securities	39,555	1,830	9.25%	20,214	762	7.54%
Other	16,538	190	2.30%	14,376	80	1.11%

Total	$672,370	$27,788	8.27%	$442,917	$18,804	8.49%

Interest bearing liabilities:
Loan funding facilities	$490,222	$11,682	4.77%	$308,014	$6,161	4.00%
Repurchase agreement - investment securities	21,358	386	3.62%	13,919	126	1.81%
Notes payable — servicing advances	573	23	8.16%	1,348	28	4.15%

Total	$512,153	$12,091	4.71%	$323,281	$6,315	3.91%

Net interest income and interest rate spread		$15,697	3.54%		$12,489	4.58%

Net yield on average interest earning assets			4.67%			5.64%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$8,695	$(889)	$7,806
Investment securities	895	173	1,068
Other	25	85	110

Total interest income	$9,615	$(631)	$8,984

Interest bearing liabilities:
Loan funding facilities	$4,342	$1,179	$5,521
Repurchase agreement - investment securities	135	125	260
Notes payable — servicing advances	(32)	27	(5)

Total interest expense	$4,445	$1,331	$5,776

Increase in net interest income			$3,208

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party originations. Such revenue increased $0.8 million, or 13.6% to $6.7 million compared to $5.9 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $92.4 million, or 7.1% from $1.31 billion to $1.40 billion. The increase relates primarily to fees from new loans originated that are financed on our short-term securitization facility with Citigroup. The weighted average service fee rate increased slightly as our “serviced for others” portfolio, which has lower than average servicing rates, continues to pay down and as we add servicing from securitizations at higher than our average servicing portfolio rates.
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
     The provision for credit losses increased 8.8% to $3.7 million from $3.4 million. Net charge-offs against the allowance for loan loss decreased 7.1% from $5.6 million, to $5.2 million. As a percentage of average outstanding principal balance total net charge-offs on an annualized basis decreased to 1.7% compared to 2.7%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the “owned” portfolio of loans at June 30, 2005 has a larger concentration of loans originated in the years 2003 through 2005 than was the case for the owned portfolio at June 30, 2004. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.
Non-interest Expenses
     Personnel expenses increased approximately $1.9 million, or 20.4%, to $11.2 million compared to $9.3 million. The increase is primarily the result of a $0.5 million increase in stock compensation expense related to restricted stock granted to certain officers, directors and employees, a $0.6 million increase in annual performance bonus accrual and an increase of $0.5 million in salaries expense due to an increase in the number of full time equivalent employees, largely related to staffing needs resulting from our efforts to comply with Sarbanes Oxley requirements.
     Loan origination and servicing expenses increased approximately 21.6%, to $794,000 compared to $653,000. The change is primarily a result of an increase in custodial and other servicing fees related to the general growth of the servicing portfolio as we continue to securitize our new loan originations.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.6 million to $3.8 million, or approximately 18.8%, compared to $3.2 million, the details of which are discussed below.
     Occupancy and equipment, office expense and telephone expense remained relatively constant at approximately $1.7 million as we continue to recognize the cost saving benefits related to the consolidation of some of our servicing and origination functions in our Fort Worth, Texas and Southfield, Michigan offices.
     Professional fees increased approximately $406,000 or 218.3%, to $592,000 compared to $186,000. The primary reason for the increase was due to additional fees related to our year end audit and compliance (Sarbanes Oxley) related costs.
     Travel and entertainment expenses remained relatively constant at approximately $0.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Miscellaneous expenses increased approximately $255,000 or 35.8%, to $967,000 compared to $712,000. The increase was primarily the result of an increase of approximately $180,000 in director and officer liability insurance which was $583,000 compared to $403,000. The increase was due to our new status as a publicly traded company following our initial public offering in May 2004.
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 20.4% to $678.2 million at June 30, 2005 compared to $563.3 million at December 31, 2004. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended June 30, 2005 increased 31.1% to $80.0 million compared to $61.0 million for the three months ended June 30, 2004 and includes $10.5 million and $0.6 million in loans originated under third-party origination agreements for the three months ended June 30, 2005 and 2004, respectively. The increase was due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	June 30,	December 31,
	2005	2004
Principal balance loans receivable	$684,529	$572,973
Number of loans receivable	15,524	13,358
Average loan balance	$44	$43
Weighted average loan coupon (a)	9.65%	9.86%
Weighted average initial term	21 years	20 years

(a)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	June 30, 2005			December 31, 2004
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	168	$5,974	0.9%	146	$5,253	0.9%
61-90	72	2,884	0.4%	80	3,014	0.5%
Greater than 90	166	6,770	1.0%	195	7,637	1.3%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and six months ended June 30, 2005 the average outstanding principal balance of non-performing loans was approximately $6.5 million and $6.9 million, respectively compared to $6.0 million and $6.4 million for the three and six months ended June 30, 2004. Non-performing loans as a percentage of average loan receivables was 1.0% and 1.1% for the three and six months ended June 30, 2005, respectively compared to 1.6% for both the three and six months ended June 30, 2004, primarily as a result of higher average balances offset by improved credit quality in the loan portfolio.
     At June 30, 2005 we held 162 repossessed houses owned by us compared to 177 houses at December 31, 2004. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $3.6 million at June 30, 2005 compared to $3.4 million at December 31, 2004, an increase of $0.2 million or 5.9%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The allowance for credit losses was $5.7 million and $5.3 million at June 30, 2005 and December 31, 2004, respectively. Despite the 20.4% increase in net loan receivable balance, the allowance for credit losses increased just 7.5% due to significant improvement in delinquency rates at June 30, 2005. Loans delinquent over 60 days decreased $1.0 million or 9.3% from $10.7 million at December 31, 2004 to $9.7 million at June 30, 2005. The allowance for credit losses as a percentage of net loans receivable was approximately .84% at June 30, 2005 compared to approximately .93% at December 31, 2004. Net charge-offs were $2.1 million and $5.2 million for the three months and six months ended June 30, 2005 compared to $2.3 million and $5.6 million for the three months and six months ended June 30, 2004. Based on the analysis we performed related to the allowance for credit losses, we believe that our allowance for credit losses is currently adequate to cover inherent losses in our loan portfolio.
     In the past, our predecessor companies sold loans with recourse. We regularly evaluate the recourse liability for adequacy by taking into consideration factors such as changes in outstanding principal balance of the portfolios of loans sold with recourse; trends in actual and forecasted portfolio performance, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to pay. If actual results differ from our estimates, we may be required to adjust our liability accordingly. The provision for recourse liability was approximately $218,000 for the six months ended June 30, 2005. At June 30, 2005, the reserve for loan recourse liability was $4.9 million as compared to $6.6 million at December 31, 2004, a decrease of 25.8%. The remaining principal balance of all loans sold with recourse at June 30, 2005 was $46.8 million versus $51.5 million at December 31, 2004, a decrease of 9.1%. During July 2005, Origen negotiated a buy-out of its recourse obligation with Vanderbilt Mortgage and Finance, Inc (“Vanderbilt”). As of June 30, 2005 the remaining principal balance and recourse liability related to the loans sold to Vanderbilt was $41.4 million and $4.6 million, respectively. Management believes that such buy-out was in the Company’s best interest due to the inherent uncertainty involved in any recourse situation and to eliminate the on-going cash outlays for the repurchase of defaulted loans. Origen believes that the carrying amounts of the recourse liability and the deferred sales price were appropriate as of June 30, 2005. However, in the future, Origen would be required to take as a charge against earnings, over the remaining life of the loan pool, the difference between the book amount of the recourse liability, which is based on net present value, and the then current dollars paid out to satisfy the recourse requirement. The buy-out, which was consummated on July 26, 2005, will result in a third quarter charge against earnings of approximately $0.8 million.
Our asset quality statistics for the quarter ended June 30, 2005 reflect our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs. Long term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At June 30, 2005 we had approximately $3.4 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and loan sales and securitizations.
     Cash provided by operating activities during the six months ended June 30, 2005, totaled $9.4 million versus $2.1 million used in operating activities for the six months ended June 30, 2004. Cash used in investing activities was $125.5 million during the six months ended June 30, 2005 versus $121.3 million for the six months ended June 30, 2004. Cash used to originate and purchase loans increased 31.0%, or $37.6 million, to $159.0 million for the six months ended June 30, 2005 compared to $121.4 million for the six months ended June 30, 2004. The increase is the result of increased origination volume and the purchase of approximately $30.7 million in principal balance of manufactured housing loans in March 2005. Principal collections on manufactured housing loans receivable totaled $35.1 million for the six months ended June 30, 2005 as compared to $30.7 million for the six months ended June 30, 2004 an increase of $4.4 million, or 14.3%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $616.3 million for the six months June 30, 2005 compared to $408.3 million for the six months ended June 30, 2004 in addition to improved credit quality.
     The primary source of cash during the six months ended June 30, 2005 was a securitized financing transaction for approximately $178.5 million of loans, which was funded by issuing bonds in the approximate amount of $165.3 million, at a duration weighted average interest cost of 5.30%. The net proceeds from this transaction were approximately $164.9 million.
     We currently have a short-term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corp. (“Citigroup”). Under the terms of the agreement we pledge loans as collateral and in turn are advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. The facility also includes an additional $15 million advance amount that is collateralized by our residual interests in the 2004-A and 2004-B securitizations. The facility matures on March 23, 2006. At June 30, 2005 the outstanding balance on the facility was approximately $82.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We currently have three separate repurchase agreements with Citigroup for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. At June 30, 2005 the repurchase agreements had outstanding principal balances of approximately $18.0 million, $1.9 million and $2.2 million, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread.
     We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility we can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers. The outstanding balance under the facility accrues interest at the bank’s prime rate. To secure the loan, we have granted the bank a security interest in substantially all of our assets excluding securitized loans. The expiration date of the facility is December 31, 2005. At June 30, 2005 the outstanding balance on the facility was approximately $1.8 million.
     Cash generated from operations, borrowings under our Citigroup facility, additional borrowings against our securitized loan residuals and the potential issuance of preferred stock will enable us to meet our liquidity needs for at least the next twelve months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If market conditions require or if loan purchase opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock sooner than anticipated.
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
     Our variable rate debt, under which we paid interest at various LIBOR rates plus a spread totaled $106.0 million and $152.5 million at June 30, 2005 and 2004, respectively. If LIBOR increased or decreased by 1.0% during the six months ended June 30, 2005 and 2004, we believe our interest expense would have increased or decreased by approximately $0.6 million and $0.8 million, respectively based on the $149.3 million and $185.7 million average balance outstanding under our variable rate debt facilities for the six months ended June 30, 2005 and 2004, respectively. We had no variable rate interest earning assets outstanding during the six months ended June 30, 2005 and 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The following table shows the contractual maturity dates of our assets and liabilities at June 30, 2005. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$3,428	$—	$—	$—	$3,428
Restricted cash	10,898	—	—	—	10,898
Loans receivable, net	3,227	10,159	68,480	596,331	678,197
Investments	—	—	—	41,863	41,863
Furniture, fixtures and equipment, net	258	808	2,164	—	3,230
Goodwill	—	—	—	32,277	32,277
Other assets	11,473	7,981	5,280	3,264	27,998

Total assets	$29,284	$18,948	$75,924	$673,735	$797,891

Liabilities and Stockholders’ Equity
Warehouse financing	$198	$81,930	$—	$—	$82,128
Securitization financing	2,204	6,941	46,780	407,367	463,292
Repurchase agreements	22,073	—	—	—	22,073
Notes payable – servicing advances	1,774	—	—	—	1,774
Recourse liability	383	948	2,215	1,362	4,908
Other liabilities	19,114	369	—	887	20,370

Total liabilities	45,746	90,188	48,995	409,616	594,545

Preferred stock	—	—	—	125	125
Common stock	—	—	—	254	254
Paid-in-capital	—	—	—	220,534	220,534
Accumulated other comprehensive loss	(802)	(328)	(1,140)	(476)	(2,746)
Unearned stock compensation	(578)	(1,593)	(1,191)	—	(3,362)
Retained deficit	—	—	—	(11,459)	(11,459)

Total stockholders’ equity	(1,380)	(1,921)	(2,331)	208,978	203,346

Total liabilities and stockholders’ equity	$44,366	$88,267	$46,664	$618,594	$797,891

Interest sensitivity gap	$(15,082)	$(69,319)	$29,260	$55,141
Cumulative interest sensitivity gap	$(15,082)	$(84,401)	$(55,141)	—
Cumulative interest sensitivity gap to total interest earning assets	(1.89%)	(10.58%)	(6.91%)	—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable and our use of forward interest rate locks, which fixes a portion of our cost of funds associated with the loans over the lives of such loans.
     In May 2005, we entered into two forward starting interest rate swaps for the purpose of locking in the benchmark interest rate on a forecasted securitization transaction scheduled for late 2005. Under the terms of the swaps we will pay a fixed rate of 4.21% and 4.47% and receive a floating rate equal to the one month LIBOR rate on beginning notional balances of $53 million and $47 million, respectively. The first payment is scheduled for November 15, 2005. A rise in rates during the interim period would increase our borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction.
     In the event the Company is unable to or declines to enter into the securitization transaction or if the commencement of the securitization transaction is delayed, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS No. 133.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at June 30, 2005 (dollars in thousands):

	Contractual Maturity
						There-
	2005	2006	2007	2008	2009	after	Total
Interest sensitive assets
Loans receivable	$6,532	$14,045	$15,462	$17,022	$18,739	$606,397	$678,197
Average interest rate	9.65%	9.65%	9.65%	9.65%	9.65%	9.65%	9.65%
Interest bearing deposits	14,279	—	—	—	—	—	14,279
Average interest rate	2.30%	—	—	—	—	—	2.30%
Loan sale proceeds receivable	264	397	269	176	114	525	1,745
Average interest rate	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%	1.50%
Investments	—	—	—	—	—	41,863	41,863
Average interest rate	—	—	—	—	—	7.96%	7.96%
Residual interest	—	—	—	—	—	724	724
Average interest rate	—	—	—	—	—	15.00%	15.00%

Total interest sensitive assets	$21,075	$14,442	$15,731	$17,198	$18,853	$649,509	$736,808

Interest sensitive liabilities
Warehouse financing	$391	$80,737	$—	$—	$—	$—	$81,128
Average interest rate	4.54%	4.54%	—	—	—	—	4.54%
Securitization financing	4,462	9,594	10,562	11,628	12,801	414,245	463,292
Average interest rate	4.84%	4.84%	4.84%	4.84%	4.84%	4.84%	4.84%
Repurchase agreements	22,073	—	—	—	—	—	22,073
Average interest rate	3.97%	—	—	—	—	—	3.97%
Note payable — servicing advance	1,774	—	—	—	—	—	1,774
Average interest rate	8.16%	—	—	—	—	—	8.16%
Recourse liability	729	1,103	751	498	328	1,499	4,908
Average interest rate	10.36%	10.36%	10.36%	10.36%	10.36%	10.36%	10.36%

Total interest sensitive liabilities	$29,429	$91,434	$11,313	$12,126	$13,129	$415,744	$573,175

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the SEC, and that the information is recorded, processed, summarized and reported within the time periods specified under applicable SEC rules and regulations. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures. As required by the rules and regulations established by the SEC, they also are responsible for the evaluation of, and reporting on the effectiveness of these procedures.
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
     As we have previously announced and as described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004, we were required to restate our previously issued financial statements for the period ended December 31, 2003 and the first three quarters of 2004 due to an interpretative error in applying accounting principles to a pool of loans acquired at a discount in October 2003.
     The Audit Committee of our board of directors has instructed management to implement certain corrective changes to our internal control procedures to improve the effectiveness of its internal control over financial reporting to reduce the likelihood of interpretive errors resulting in material misstatements in the future. Management has hired an accounting professional in order to increase our capabilities related to interpretive research into complex accounting issues. In addition, Management has explored the possibility of retaining an outside expert to consult on complex accounting issues.

PART II	OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
Set forth below is information concerning the election of directors, submitted to a vote at the Annual Meeting of Stockholders on June 22, 2005. Each of the following persons was elected as a director to hold office until the 2006 Annual Meeting of Stockholders to be held in 2006 or until his successor is duly elected and qualified.

Nominee	For	Against	Withheld
Paul A. Halpern	20,434,704	0	2,448,780
Ronald A. Klein	20,518,417	0	2,365,067
Richard H. Rogel	21,694,456	0	1,189,028
Gary A. Shiffman	19,816,387	0	3,067,097
Michael J. Wechsler	21,844,646	0	1,038,838
James A. Williams	21,844,672	0	1,038,812
ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits

Exhibit No.	Description
10.1	First Amendment to Origen Financial, Inc. 2003 Equity Incentive Plan#

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

#	Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.
During the period covered by this report, we filed the following Current Reports on Form 8-K and Form 8-K/A:
(i) Form 8-K, dated May 13, 2005 furnished for the purpose of reporting, under Item 2.02 (Results of Operations and Financial Condition), our preliminary unaudited financial results for the quarter ended March 31, 2005.
(ii) Form 8-K/A, dated May 26, 2005 furnished for the purpose of amending the Exhibit Index and to file as an exhibit correspondence from the registrant’s independent accountants regarding disclosures made under Item 4.02 (Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review) in the previously filed Current Report on Form 8-K, dated March 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 15, 2005

ORIGEN FINANCIAL, INC.

BY:	/s/ W. Anderson Geater, Jr.

W. Anderson Geater, Jr., Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Origen Financial, Inc. 2003 Equity Incentive Plan#

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

# Management contract or compensatory plan or arrangement.