Form 10-Q
period 2005-09-30
ORIGEN FINANCIAL INC
filed 2005-11-14
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005.
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
Registrant’s telephone number, including area code: (248) 746-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of November 11, 2005: 25,459,060

Origen Financial, Inc.

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheet
(In thousands, except share data)
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$2,341	$9,293
Restricted cash	13,532	9,222
Loans receivable, net of allowance for losses of $9,910 and $5,315, respectively	719,605	563,268
Investments	41,642	37,622
Furniture, fixtures and equipment, net	3,350	2,336
Goodwill	32,277	32,277
Other assets	26,729	28,529

Total assets	$839,476	$682,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$146,914	$107,373
Securitization financing	443,091	328,388
Repurchase agreements	25,036	20,153
Notes payable – servicing advances	1,539	—
Recourse liability	294	6,603
Other liabilities	23,987	16,564

Total liabilities	640,861	479,081

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	125	125
Common stock, $.01 stated value, 125,000,000 shares authorized; 25,454,060 and 25,215,400 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	255	252
Additional paid-in-capital	220,826	219,121
Accumulated other comprehensive loss	(478)	(1,807)
Unearned stock compensation	(3,044)	(2,790)
Distributions in excess of earnings	(19,069)	(11,435)

Total stockholders’ equity	198,615	203,466

Total liabilities and stockholders’ equity	$839,476	$682,547

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statement of Earnings (Unaudited)
(In thousands, except share data)
For the periods ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income
Total interest income	$15,408	$11,212	$43,196	$30,016
Total interest expense	7,714	3,723	19,805	10,037

Net interest income before loan losses	7,694	7,489	23,391	19,979
Provision for credit losses	6,697	1,500	10,372	4,922
Impairment of purchased loan pool	428	—	428	—

Net interest income after loan losses and impairment	569	5,989	12,591	15,057

Non-Interest Income	3,874	2,976	10,550	8,870

Non-Interest Expenses
Personnel	5,887	5,206	17,065	14,523
Loan origination and servicing	371	345	1,165	996
Provision for recourse liability	—	—	218	—
Write-down of residual interest	724	—	724	—
Loss on recourse buyout	869	—	869	—
State business taxes	74	13	264	176
Other operating	2,600	1,992	6,398	5,166

Total non-interest expense	10,525	7,556	26,703	20,861

NET (LOSS) INCOME	$(6,082)	$1,409	$(3,562)	$3,066

Weighted average common shares outstanding, basic	24,980,889	24,726,729	25,845,216	20,347,128

Weighted average common shares outstanding, diluted	24,980,889	25,028,922	25,845,216	20,580,491

Earnings per common share:

Basic	$(0.24)	$0.06	$(0.14)	$0.15

Diluted	$(0.24)	$0.06	$(0.14)	$0.15
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statement of Other Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share data)
For the periods ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(6,082)	$1,409	$(3,562)	$3,066

Other comprehensive income:
Net unrealized gain (loss) on interest rate swaps	2,154	(1,875)	1,056	(1,855)

Less reclassification of adjustment for net realized losses included in net income	114	—	273	—

Comprehensive (loss) income	$(3,814)	$(466)	$(2,233)	$1,211

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share data)
For the nine months ended September 30

	2005	2004
Cash Flows From Operating Activities
Net (loss) income	$(3,562)	$3,066
Adjustments to reconcile net income to cash used in operating activities:
Provision for credit losses and recourse liability	10,590	4,922
Impairment of purchased loan pool	428	—
Impairment of residual interest	724	—
Depreciation and amortization	5,989	4,172
Increase in other assets	(1,223)	(13,327)
Increase (decrease) in accounts payable and other liabilities	36	(2,495)

Net cash provided by (used in) operating activities	12,982	(3,662)

Cash Flows From Investing Activities
Increase in restricted cash	(4,310)	(1,804)
Purchase of investment securities	(4,106)	(36,697)
Originations and purchases of loans	(216,613)	(202,472)
Principal collections on loans	41,482	46,375
Proceeds from sale of repossessed homes	8,697	7,780
Capital expenditures	(1,650)	(286)

Net cash used in investing activities	(176,500)	(187,104)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	—	95
Net proceeds from issuance of common stock	—	73,301
Dividends paid	(4,072)	(2,170)
Proceeds from warehouse and securitization financing	378,365	687,445
Repayment of warehouse and securitization financing	(219,266)	(533,458)
Net change in notes payable — servicing advances	1,539	(4,037)

Net cash provided by financing activities	156,566	221,176

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,952)	30,410

Cash and cash equivalents, beginning of period	9,293	6,926

Cash and cash equivalents, end of period	$2,341	$37,336

Supplemental disclosures of cash flow information:
Interest paid	$19,011	$9,779
Non cash investing and financing activities:
Restricted common stock issued as unearned compensation	$2,156	$3,918
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Recent Accounting Pronouncements
Accounting for Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance required that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in SFAS No. 123(R) using the modified-prospective method effective January 1, 2006. Management has determined that the impact of the adoption of SFAS No. 123(R) will not have a material effect on the Company’s financial position or results of operations.
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes that the impact of adoption of SFAS No. 154 will not have a material effect on the Company’s financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Recent Accounting Pronouncements (Continued)
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in a purchase business combination, but does not apply to loans originated by the entity. SOP 03-3 is effective for all loans acquired in fiscal years beginning after December 15, 2004 and prospectively for loans acquired in fiscal years beginning before December 14, 2004 as they apply to decreases in cash flows expected to be collected. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Company’s financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and restricted common stock. The effects of restricted common stock have not been included in diluted loss per share for the three and nine months ended September 30, 2005 as their effect would have been anti-dilutive. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net (loss) income	$(6,082)	$1,409	$(3,562)	$3,066
Preferred stock dividends	(4)	(4)	(12)	(12)

Net (loss) income available to common shareholders	$(6,086)	$1,405	$(3,574)	$3,054

Denominator:
Weighted average common shares for basic EPS	24,981	24,727	24,845	20,347
Effect of dilutive securities:
Restricted stock awards	—	302	—	233

Weighted average common shares for diluted EPS	24,981	25,029	24,845	20,580

Basic EPS	$(0.24)	$0.06	$(0.14)	$0.15

Diluted EPS	$(0.24)	$0.06	$(0.14)	$0.15

     Had the company recognized net income for the three and nine months ended September 30, 2005, incremental shares attributable to restricted common stock would have increased diluted shares by approximately 413,000 and 403,000 for the three and nine months ended September 30, 2005, respectively.

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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005
Net income (loss) available to common shareholders	$(6,086)	$(3,574)
Stock option compensation cost	(3)	(10)

Pro forma net (loss) income available to common shareholders	$(6,089)	$(3,584)

Basic (loss) income per share as reported	$(0.24)	$(0.14)
Stock option compensation cost	—	—

Pro forma basic (loss) income per share	$(0.24)	$(0.14)

Diluted (loss) income per share as reported	$(0.24)	$(0.14)
Stock option compensation cost	—	—

Pro forma diluted (loss) income per share	$(0.24)	$(0.14)

     Compensation cost associated with the Company’s unvested restricted stock is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards was approximately $611,000 and $1,903,000 for the three and nine months ended September 30, 2005, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 5– Investments
     The Company’s investments consisted of three asset backed securities with principal amounts of $32.0 million, $6.8 million and $8.5 million. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. The Company did not purchase any investments during the three months ended September 30, 2005. During the nine months ended September 30, 2005, the Company purchased securities with principal balances of approximately $6.1 million and a cost of approximately $4.1 million. The securities are carried on the Company’s balance sheet at an amortized cost of approximately $41.6 million and $37.6 million as of September 30, 2005 and December 31, 2004, respectively, which approximates their fair value.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 6 – Allowance for Credit Losses and Recourse Liability
     The allowance for credit losses and related additions and deductions to the allowance were as follows for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$5,729	$4,547	$5,315	$3,614
Provision for loan losses[1]	6,697	1,500	10,372	4,922
Transfers from recourse liability	123	928	2,036	3,990
Gross chargeoffs	(5,512)	(4,531)	(15,719)	(14,253)
Recoveries	2,873	2,249	7,906	6,420

Balance at end of period	$9,910	$4,693	$9,910	$4,693

     The recourse liability and related additions and transfers out of the recourse liability were as follows for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$4,908	$5,678	$6,603	$8,740
Termination of Vanderbilt recourse	(4,491)	—	(4,491)	—
Provision for recourse liability	—	—	218	—
Transfers to allowance for credit losses	(123)	(928)	(2,036)	(3,990)

Balance at end of period	$294	$4,750	$294	$4,750

     During July 2005, Origen negotiated a buy-out of its recourse obligation with Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). At the time of the buy-out the remaining principal balance and recourse liability related to the loans sold to Vanderbilt was approximately $41.4 million and $4.5 million, respectively. The buy-out, which eliminated all loan recourse with Vanderbilt, was consummated on July 26, 2005, resulted in a third quarter charge against earnings of approximately $0.9 million. The remaining principal balance of loans sold with recourse at September 30, 2005 was $5.0 million versus $51.5 million at December 31, 2004, a decrease of 90.3%.

[1]	The provision for loan losses includes approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Loans Receivable and Securitizations
     The carrying amounts of loans receivable consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Manufactured housing loans - securitized	$540,915	$401,995
Manufactured housing loans – unsecuritized	192,677	170,978
Accrued interest receivable	3,781	3,285
Deferred fees	(2,319)	(3,100)
Discount on purchased loans	(5,111)	(4,575)
Impairment of purchased loan pool	(428)	—
Allowance for loan loss	(9,910)	(5,315)

	$719,605	$563,268

     The Company originates and purchases loans collateralized by manufactured houses with the intent to securitize them. Under the current legal structure of the securitization program, the Company transfers manufactured housing loans it originates and purchases to a trust for cash. The trust then sells asset-backed bonds secured by the loans to investors. These loan securitizations are structured as financing transactions, typically by structuring the transaction to allow the Company to participate in the auction process at the scheduled termination of the existence of the qualified special purpose entity (the “trust”) and including a 20% clean up call. When securitizations are structured as financings no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset-backed bonds secured by the loans are carried as a liability.
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $156.3 million at September 30, 2005. Delinquency statistics (including repossessed inventory) on those loans are as follows at September 30, 2005 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	139	$5,545	3.5%
61-90	54	$2,040	1.3%
Greater than 90	200	$8,681	5.6%

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Loans Receivable and Securitizations (Continued)
     The Company assesses the carrying value of the residual interests and servicing assets for impairment on a monthly basis. There can be no assurance that the Company’s estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company’s estimates, the carrying value of the Company’s residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity. As a result of the effects of Hurricane Katrina and Hurricane Rita, the Company determined that the carrying value of the residual interest was impaired. During the quarter ended September 30, 2005, the Company wrote-off approximately $724,000 related to the carrying value of the residual interest. The Company’s residual interest balance at September 30, 2005 was $0.
Note 8– Debt
Total debt outstanding was as follows (in thousands):

	September 30,	December 31,
	2005	2004
Warehouse financing	$146,914	$107,373
Securitization financing	443,091	328,388
Notes payable – servicing advances	1,539	—
Repurchase agreements	25,036	20,153

	$616,580	$455,914

     Notes Payable – Citigroup – The Company, through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in March 2005, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $15 million supplemental advance amount that is collateralized by the Company’s residual interest in the 2004-A, 2004-B and 2005-A securitizations. The facility matures on March 23, 2006. At September 30, 2005 the outstanding balance on the facility was approximately $146.9 million.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Debt (Continued)
     Repurchase Agreements – The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. At September 30, 2005 the repurchase agreements had outstanding principal balances of approximately $18.0 million, $1.9 million, $2.1 million and $3.0 million, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread.
     Notes Payable – 2004-A Securitization — On February 11, 2004, the Company completed a securitization of approximately $238 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200 million in notes payable. The notes are stratified into six different classes and pay interest at a duration weighted average rate of approximately 5.13%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. At September 30, 2005 the outstanding balance of the 2004-A securitization notes was approximately $145.6 million.
     Notes Payable – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration weighted average rate of approximately 5.26%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. At September 30, 2005 the aggregate outstanding balance of the 2004-B securitization notes was approximately $141.8 million.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Debt (Continued)
     Notes Payable – 2005-A Securitization – On May 12, 2005, the Company completed a securitization of approximately $179 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration weighted average rate of approximately 4.89%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. At September 30, 2005 the aggregate outstanding balance of the 2005-A securitization notes was approximately $155.7 million.
     Notes Payable – Servicing Advances – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets (excluding securitized assets). The expiration date of the facility is December 31, 2005. At September 30, 2005 the outstanding balance on the facility was approximately $1.5 million.
The average balance and average interest rate of outstanding debt was as follows (in thousands):

	September 30, 2005		December 31, 2004
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Notes payable – Citigroup	$123,019	4.9%	$139,115	3.9%
Notes payable – 2004-A securitization	158,099	4.8%	163,088	4.4%
Notes payable – 2004-B securitization	152,714	5.0%	42,299	4.8%
Notes payable – 2005-A securitization	83,683	5.0%	—	—
Repurchase agreement	22,337	3.9%	17,573	2.3%
Note payable — servicing advances	623	7.9%	553	7.0%

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 9 – Equity Incentive Plan
     The Company’s equity incentive plan has approximately 1.7 million shares of common stock reserved for issuance as either stock options or restricted stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s stock option plan, and options that have been issued to date generally vest over a two-year period. There were no options issued during the nine months ended September 30, 2005. As of September 30, 2005, 267,500 options were outstanding under the plan at an exercise price of $10.00 per share.
     Additionally, the Company grants restricted stock awards to certain directors, officers and employees. These awards are amortized over their estimated service period. The Company granted 299,000 restricted stock awards during the nine months ended September 30, 2005. As of September 30, 2005, 1,156,000 shares of common stock had been issued under the plan and 567,813 shares of common stock remained available for issuance under the plan.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 10 – Derivative Instruments and Hedging Activity
     In September 2005, the Company entered into two forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of its planned securitization transaction to be completed during the fourth quarter of 2005. The Company has designated the swaps as cash flow hedges for accounting purposes.
     Under the terms of the swaps the Company will pay a fixed rate of 4.37% and 4.12% and receive a floating rate equal to the one month LIBOR rate on beginning notional balances of $17.0 million and $14.0 million, respectively. The first payment is scheduled for November 15, 2005. A rise in rates during the interim period would increase the Company’s borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction.
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
     Additionally, SFAS No. 133 requires all derivative instruments to be carried at fair value in the Company’s statement of position. The fair value of the forward starting interest rate swaps discussed above approximates an asset of $0.5 million at September 30, 2005. In May 2005, the Company had entered into two other forward starting interest rate swaps related to the planned fourth quarter 2005 securitization. The fair value of those two forward starting interest rate swaps approximates an asset of $1.0 million at September 30, 2005.
     The Company previously terminated interest rate swaps related to the 2004-B and 2005-A securitizations. The unamortized portions of the terminated interest rate swaps related to the 2004-B and 2005-A securitizations approximate liabilities of $1.6 million and $0.4 million at September 30, 2005, respectively. Amortization over the next twelve months is expected to be approximately $362,000 and $70,000, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 11 – Stockholders’ Equity
     On August 10, 2005 the Company declared a dividend of $0.06 per common share payable to holders of record as of August 22, 2005. On August 30, 2005 those dividends were paid and totaled approximately $1,527,000.
Note 12 – Related Party Transactions
          Gary A. Shiffman, one of the Company’s directors, is the Chairman of the Board, President and Chief Executive Officer of Sun Communities, Inc. (“Sun Communities”). Sun Communities owns approximately 20% of the Company’s outstanding common stock. Mr. Shiffman beneficially owns approximately 20% of the Company’s outstanding stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 12% of the outstanding common stock of Sun Communities. He is the President of Sun Home Services, Inc. (“Sun Home Services”), of which Sun Communities is the sole beneficial owner.
          Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $19.2 million and $11.2 million in manufactured housing loans for Sun Home Services as of September 30, 2005 and 2004, respectively.
          The Company has agreed to fund loans that meet Sun Communities’ underwriting guidelines and then transfer those loans to Sun Communities pursuant to a commitment fee arrangement. The Company recognizes no gain or loss on the transfer of these loans. The Company funded approximately $2.1 million and $5.7 million in loans and transferred approximately $2.0 million and $5.5 million in loans under this agreement during the three and nine months ended September 30, 2005, respectively. Origen funded approximately $1.2 million and $3.3 million in loans and transferred approximately $1.1 million and $3.3 million in loans under this agreement during the three and nine months ended September 30, 2004, respectively.
     Sun Communities has purchased certain repossessed houses owned by the Company and located in manufactured housing communities owned by Sun Communities, subject to Sun Communities’ prior approval. Under this agreement, the Company sold to Sun Communities approximately $0.7 million and $1.7 million of repossessed houses during the three and nine months ended September 30, 2005, respectively, compared to approximately $1.0 million and $2.6 million during the three and nine months ended September 30, 2004, respectively. This program allows the Company to further enhance recoveries on repossessed houses and allows Sun Communities to retain houses for resale in its communities.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Related Party Transactions (Continued)
     The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of the Company, beneficially owns an approximate 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of the Company’s common stock, beneficially owns an approximate 25% interest in the landlord entity.
Note 13 – Subsequent Events
     On October 26, 2005, the Company declared a dividend of $0.06 per common share payable to holders of record as of November 21, 2005. Payment of the dividend is planned for November 30, 2005.
     During the period October 23-24, 2005, Hurricane Wilma struck a large section of south Florida, causing damage to homes and businesses from wind and water. The Company is in the process of assessing any impact on its on-going operations as a result of this hurricane Given the relatively small number of loans we have made in the affected area, we do not anticipate a significant impact from this storm.

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
     The following discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2005 in this quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     In October 2003, we began operations upon the completion of a private placement of our common stock and the acquisition of all of the equity interests of Origen Financial L.L.C. We also took steps to qualify the Company as a real estate investment trust (“REIT”). In the second quarter of 2004, we completed an initial public offering of 8.6 million shares of our common stock at a purchase price of $8.00 per share. Currently, most of our operations are conducted through Origen Financial L.L.C., which is our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.
     The results of our operations for the three and nine months ended September 30, 2005, were materially impacted by the damage inflicted by Hurricane Katrina and Hurricane Rita on broad regions of Louisiana and Mississippi and to a lesser extent in Alabama and Texas. The recognition of the estimated financial impact from the effects of the hurricanes resulted in charges against earnings of approximately $4.7 million comprised of a $3.5 million addition to the allowance for credit losses and asset impairments of approximately $1.2 million. Homes of many of our borrowers were destroyed or damaged. Jobs were lost due to the destruction of businesses or the dislocation of the workforce. We will incur losses arising from defaults by borrowers who have lost their employment. In addition, we will incur losses due to shortfalls in insurance coverage primarily relating to flood damage to homes that were not in flood zones and had no flood insurance. In estimating these losses, management used all available data and its judgment based on last year’s hurricane damage experience. While extreme effort and thought was exercised by management in the preparation of those estimates, such estimates are inherently imprecise given the difficulty of gathering comprehensive data as a result of the inability to contact displaced borrowers, the difficulty in accessing some portions of the affected area and the uncertainty of the insurance coverage issues centered on the determination of wind versus water damage. We will continue to gather and interpret data from the affected areas and compare such information to our estimates. There can be no assurance, however, that the loss provisions established as the result of these events will prove to be adequate.
     During the period October 23-24, 2005, Hurricane Wilma struck a large section of south Florida, causing damage to homes and businesses from wind and water. We are in the process of assessing any impact on our on-going operations as a result of this hurricane. Given the relatively small number of loans we have made in the affected area, we do not anticipate a significant impact from this storm.

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
Results of Operations
Comparison of the three months ended September 30, 2005 and 2004.
Net Income
     Net income decreased $7.5 million to a net loss of $6.1 million for the three months ended September 30, 2005 compared to net income of $1.4 million for the same period in 2004. The decrease is the result of a decrease of $5.4 million in net interest income after loan losses and an increase of $3.0 million in non-interest expenses offset by an increase in non-interest income of $0.9 million as described in more detail below.
Interest Income
     Interest income increased 37.4% to approximately $15.4 million compared to approximately $11.2 million. This increase resulted primarily from an increase of $199.9 million or 36.1% in average interest earning assets from $553.4 million to $753.3 million. The increase in interest earning assets includes approximately $202.7 million in newly originated and purchased manufactured housing loans and approximately $9.0 million in newly purchased asset backed securities. The weighted average net interest rate on the loan receivable portfolio decreased to 8.2% from 8.4% due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate is net of any servicing fee resulting from securitization or sale of the loan but accounted for as a financing.
     Interest expense increased $4.0 million, or 108.1%, to $7.7 million from $3.7 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $221.6 million to $570.3 million compared to $348.7 million, or 63.6%. The average interest rate on total debt outstanding increased from 4.0% to 5.2%. The higher average interest rate for the three months ended September 30, 2005 was primarily due to increases in the base LIBOR rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table presents information relative to the average balances and interest rates of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Manufactured housing loans[1]	$696,151	$14,329	8.23%	$493,402	$10,359	8.40%
Investment securities	41,298	973	9.42%	35,114	798	9.09%
Other	15,862	106	2.67%	24,842	55	.89%

Total	$753,311	$15,408	8.18%	$553,358	$11,212	8.10%

Interest bearing liabilities[2]:
Loan funding facilities	$570,319	$7,433	5.21%	$348,737	$3,591	4.12%
Repurchase agreement - investment securities	24,263	267	4.40%	21,554	128	2.38%
Notes payable - servicing advances	721	14	7.77%	—	4	N/A

Total	$595,303	$7,714	5.18%	$370,291	$3,723	4.02%

Net interest income and interest rate spread		$7,694	3.00%		$7,489	4.08%

Net yield on average interest earning assets			4.09%			5.41%

[1]	Net of loan servicing fees.

[2]	Includes facility fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,173	$(203)	$3,970
Investment securities	146	29	175
Other	(60)	111	51

Total interest income	$4,259	$(63)	$4,196

Interest bearing liabilities:
Loan funding facilities	$2,888	$954	$3,842
Repurchase agreement - investment securities	30	109	139
Notes payable - servicing advances	10	—	10

Total interest expense	$2,928	$1,063	$3,991

Increase in net interest income			$205

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party loan originations. Such revenue increased $0.9 million, or 30.0%, to $3.9 million compared to $3.0 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $111.6 million, or 8.1%, from $1.37 billion to $1.49 billion.
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
     The provision for credit losses increased 346.7% to $6.7 million from $1.5 million. The provision includes approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita and approximately $0.8 million of losses from the charge-off of loans repurchased from Vanderbilt under the previous repurchase agreement. Net charge-offs against the allowance for loan loss increased 11.5% from $2.3 million, to $2.6 million. As a percentage of average outstanding principal balance, total net charge-offs, on an annualized basis, decreased to 1.5% compared to 1.9%. We expect net charge-offs, excluding hurricane losses, as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at September 30, 2005 has a larger concentration of loans originated in the years 2002 through 2005 than was the case for the owned portfolio at September 30, 2004. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002. We expect this to be offset by increased charge-off resulting from Hurricane Katrina and Hurricane Rita.
     An impairment of $0.4 million in the carrying value of a previously purchased loan pool was recognized during the third quarter of 2005 as a result of the effects of the hurricanes.
Non-interest Expenses
     Personnel expenses increased approximately $0.7 million, or 13.5%, to $5.9 million compared to $5.2 million. The increase is primarily the result of a $0.3 million increase in annual performance bonuses, a $0.2 million increase in salaries expense due to an increase in the number of full time equivalent employees, largely related to staffing needs resulting from our efforts to comply with Sarbanes Oxley requirements and an increase of $0.1 million in health insurance expenses.
     Loan origination and servicing expenses increased approximately 7.5%, to $371,000 compared to $345,000. The change is primarily a result of an increase in custodial and other servicing fees related to the general growth of the servicing portfolio as we continue to securitize our new loan originations.
     Write-down of residual interest increased $0.7 million due to the write-off of the Company’s residual interest in the 2002-A securitization as a result of the effects of Hurricane Katrina and Hurricane Rita.
     Loss on recourse buyout increased $0.9 million as a result of the buy-out of our recourse obligation with Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). As a result of the buyout, we no longer will be required to take as a charge against earnings, over the remaining life of the loan pool, the difference between the book amount of the recourse liability, which was based on net present value, and the then current dollars paid out to satisfy the recourse requirement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.6 million to $2.6 million, or approximately 30.0%, compared to $2.0 million. This increase is primarily the result of a $0.5 million increase in professional fees from $0.2 million to $0.7 million. The increase in professional fees is primarily due to Sarbanes Oxley compliance related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Comparison of the nine months ended September 30, 2005 and 2004.
Net Income
     Net income decreased $6.6 million to a net loss of $3.6 million for the nine months ended September 30, 2005 compared to net income of $3.0 million for the same period in 2004. The total decrease is the result of a decrease of $2.5 million in net interest income after loan losses and an increase of $5.8 million in non-interest expense offset by an increase in non-interest income of $1.7 million as described in more detail below.
Interest Income
     Interest income increased 44.0% to approximately $43.2 million compared to approximately $30.0 million. This increase resulted primarily from an increase of $219.6 million or 45.8% in average interest earning assets from $479.8 million to $699.4 million. The increase in interest earning assets includes approximately $206.2 million in newly originated and purchased manufactured housing loans and approximately $14.9 million in newly purchased asset backed securities. The weighted average net interest rate on the loan receivable portfolio decreased to 8.32% from 8.65% due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate. The weighted average interest rate is net of any servicing fee resulting from securitization of the loan but accounted for as a financing.
     Interest expense increased $9.8 million, or 98.0%, to $19.8 million from $10.0 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $195.8 million to $517.5 million compared to $321.7 million, or 60.9%. The average interest rate on total debt outstanding increased from 3.95% to 4.89%. The higher average interest rate for the nine months ended September 30, 2005 was primarily due to increases in the base LIBOR rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Manufactured housing loans[1]	$642,902	$40,097	8.32%	$436,685	$28,321	8.65%
Investment securities	40,143	2,803	9.31%	25,217	1,560	8.25%
Other	16,312	296	2.42%	17,864	135	1.01%

Total	$699,357	$43,196	8.24%	$479,766	$30,016	8.34%

Interest bearing liabilities[2]:
Loan funding facilities	$517,515	$19,115	4.92%	$321,687	$9,749	4.04%
Repurchase agreement - investment securities	22,337	653	3.90%	16,482	254	2.05%
Notes payable - servicing advances	623	37	7.92%	739	34	6.13%

Total	$540,475	$19,805	4.89%	$338,908	$10,037	3.95%

Net interest income and interest rate spread		$23,391	3.35%		$19,979	4.39%

Net yield on average interest earning assets			4.46%			5.55%

[1]	Net of loan servicing fees.

[2]	Includes facility fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance) for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 (in thousands):

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$12,861	$(1,085)	$11,776
Investment securities	1,042	201	1,243
Other	(28)	189	161

Total interest income	$13,875	$(695)	$13,180

Interest bearing liabilities:
Loan funding facilities	$7,233	$2,133	$9,366
Repurchase agreement - investment securities	171	228	399
Notes payable - servicing advances	(7)	10	3

Total interest expense	$7,397	$2,371	$9,768

Increase in net interest income			$3,412

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party originations. Such revenue increased $1.7 million, or 19.1%, to $10.6 million compared to $8.9 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $85.2 million, or 6.2%, from $1.37 billion to $1.46 billion.
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
     The provision for credit losses increased 112.2% to $10.4 million from $4.9 million. The provision includes approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita and approximately $0.8 million of losses from the charge-off of loans repurchased from Vanderbilt under the pervious recourse agreement. Net charge-offs against the allowance for loan loss remained constant at $7.8 million. As a percentage of average outstanding principal balance total net charge-offs on an annualized basis decreased to 1.6% compared to 2.4%. We expect net charge-offs, excluding hurricane losses, as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at September 30, 2005 has a larger concentration of loans originated in the years 2002 through 2005 than was the case for the owned portfolio at September 30, 2004. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002. We expect this to be offset by increased charge-offs resulting from Hurricane Katrina and Hurricane Rita.
     An impairment of $0.4 million in the carrying value of a previously purchased loan pool was recognized during the 2005 period as a result of the effects of the hurricanes.
Non-interest Expenses
     Personnel expenses increased approximately $2.6 million, or 17.9%, to $17.1 million compared to $14.5 million. The increase is primarily the result of a $0.5 million increase in stock compensation expense related to restricted stock granted to certain directors, officers and employees, a $0.8 million increase in annual performance bonuses and an increase of $0.8 million in salaries expense due to an increase in the number of full time equivalent employees, largely related to staffing needs resulting from our efforts to comply with Sarbanes Oxley requirements.
     Loan origination and servicing expenses increased approximately 20.0%, to $1.2 million compared to $1.0 million. The change is primarily a result of an increase in custodial and other servicing fees related to the general growth of the servicing portfolio as we continue to securitize our new loan originations.
     Write-down of residual interest increased $0.7 million due to the write-off of the Company’s residual interest in the 2002-A securitization as a result of the effects of Hurricane Katrina and Hurricane Rita.
     Loss on recourse buyout increased $0.9 million as a result of the Company’s buy-out of our recourse obligation with Vanderbilt. As a result of the buyout, we no longer will be required to take as a charge against earnings, over the remaining life of the loan pool, the difference between the book amount of the recourse liability, which was based on net present value, and the then current dollars paid out to satisfy the recourse requirement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $1.2 million to $6.4 million, or approximately 23.1%, compared to $5.2 million. This increase is primarily the result of a $1.0 million, or 333.3% increase in professional fees from $0.3 million to $1.3 million. The increase in professional fees is primarily due to Sarbanes Oxley compliance related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 27.7% to $719.6 million at September 30, 2005 compared to $563.3 million at December 31, 2004. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended September 30, 2005 increased 3.3% to $82.5 million compared to $79.9 million for the three months ended September 30, 2004 and included $9.0 million and $1.2 million in loans originated under third-party origination agreements for the three months ended September 30, 2005 and 2004, respectively. New loan originations for the nine months ended September 30, 2005 increased 19.0% to $220.5 million compared to $185.3 million for the nine months ended September 30, 2004 and included $21.0 million and $1.8 million in loans originated under third-party origination agreements for the nine months ended September 30, 2005 and 2004, respectively. These increases were due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services.
     In connection with our estimate of the effect of the impact of Hurricane Katrina and Hurricane Rita we identified approximately 870 loans with a total outstanding principle balance of approximately $30.9 million in areas affected by the hurricanes, as of September 30, 2005. During the three months ended September 30, 2005, based on our analysis of the effects of the hurricanes, we included an additional $3.5 million in the provision for credit losses and recognized an impairment of $0.4 million in the carrying value of a previously purchased loan pool.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	September 30,	December 31,
	2005	2004
Principal balance loans receivable	$733,592	$572,973
Number of loans receivable	16,463	13,358
Average loan balance	$45	$43
Weighted average loan coupon (a)	9.60%	9.86%
Weighted average initial term	20 years	20 years

(a)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	September 30, 2005			December 31, 2004
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	201	$7,238	1.0%	146	$5,253	0.9%
61-90	72	2,618	0.4%	80	3,014	0.5%
Greater than 90	177	7,190	1.0%	195	7,637	1.3%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For both the three and nine months ended September 30, 2005 the average outstanding principal balance of non-performing loans was approximately $7.0 million compared to $6.8 million and $6.5 million for the three and nine months ended September 30, 2004, respectively. Non-performing loans as a percentage of average loan receivables was 1.0% and 1.1% for the three and nine months ended September 30, 2005, respectively, compared to 1.4% and 1.5% for the three and nine months ended September 30, 2004, respectively, primarily as a result of higher average balances offset by improved credit quality in the loan portfolio. Due to the limited time that has elapsed since Hurricane Katrina and Hurricane Rita we have not seen the full effects of the hurricanes on charge-offs or delinquencies. It is likely that charge-offs and delinquencies will increase as a result of the hurricanes.
     At September 30, 2005 we held 159 repossessed houses owned by us compared to 177 houses at December 31, 2004. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $3.5 million at September 30, 2005 compared to $3.4 million at December 31, 2004, an increase of $0.1 million or 2.9%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The allowance for credit losses was $9.9 million and $5.3 million at September 30, 2005 and December 31, 2004, respectively. The allowance includes approximately $3.5 million of inherent losses related to the effects of Hurricane Katrina and Hurricane Rita and approximately $0.8 million of losses from the charge-off of loans repurchased from Vanderbilt under the previous recourse agreement. Excluding the impact of the hurricanes, the allowance for credit losses increased $1.1 million. Despite the 27.8% increase in net loan receivable balance, the allowance for credit losses excluding the provision for the hurricanes increased just 20.8% due to improvement in delinquency rates at September 30, 2005. Loans delinquent over 60 days decreased $0.9 million or 9.2% from $10.7 million at December 31, 2004 to $9.8 million at September 30, 2005. The allowance for credit losses as a percentage of net loans receivable was approximately 1.38% at September 30, 2005 compared to approximately 0.94% at December 31, 2004. Excluding the provision related to the hurricanes, the allowance for credit losses as a percentage of net loans receivable was approximately 0.89% at September 30, 2005. Net charge-offs were $2.6 million and $7.8 million for the three months and nine months ended September 30, 2005 compared to $2.3 million and $7.8 million for the three months and nine months ended September 30, 2004, respectively.
     In the past, our predecessor companies sold loans with recourse. We regularly evaluate the recourse liability for adequacy by taking into consideration factors such as changes in outstanding principal balance of the portfolios of loans sold with recourse; trends in actual and forecasted portfolio performance, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to pay. If actual results differ from our estimates, we may be required to adjust our liability accordingly. In July 2005, we negotiated a buy-out of our recourse obligation with Vanderbilt. At the time of the buy-out the remaining principal balance and recourse liability related to the loans sold to Vanderbilt was approximately $41.4 million and $4.5 million, respectively. As a result of the buyout, we no longer will be required to take as a charge against earnings, over the remaining life of the loan pool, the difference between the book amount of the recourse liability, which was based on net present value, and the then current dollars paid out to satisfy the recourse requirement. The buy-out, which eliminated all loans recourse with Vanderbilt, was consummated on July 26, 2005, resulted in a third quarter charge against earnings of approximately $0.9 million. The provision for recourse liability was approximately $218,000 for the nine months ended September 30, 2005. At September 30, 2005, the reserve for loan recourse liability was $0.3 million as compared to $6.6 million at December 31, 2004, a decrease of 95.5%. The remaining principal balance of loans sold with recourse at September 30, 2005 was $5.0 million versus $51.5 million at December 31, 2004, a decrease of 90.3%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Changes in our underwriting practices, processes, credit scoring models, systems and servicing techniques in 2002 have resulted in demonstrably superior performance as compared to loans originated by our predecessors prior to 2002. The pre-2002 loans, despite representing a diminishing percentage of our owned loan portfolio, have had a disproportionate impact on our financial performance.
     The following tables indicate the impact of such legacy loans over the 12 month period between September 30, 2004 and September 30, 2005:
Loan Pool Unpaid Principal Balance ($ in millions)

	2001 and Prior	2002 and Subsequent	Total
September 30, 2004:
$	$73.5	$466.7	$540.2
% of Total	13.6%	86.4%	100.0%
September 30, 2005:
$	$59.7	$682.3	$742.0 *
% of Total	8.0%	92.0%	100.0%

*	Includes owned portfolio, repossessed inventory and bans sold with recourse.
Static Pool Performance September 30, 2004 to September 30, 2005 ($ in millions)

	2001 and Prior	2002 and Subsequent
# Units Defaulted	278	283
$’s Defaulted	$9.8	$11.2
Net Recovery %	39%	50%
     While representing less than 14% of the owned loan portfolio at September 30, 2004, the pre-2002 loans accounted for almost half of the defaults over the last 12 months. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to the post-2002 loans. The pre-2002 loans currently represent less than 8% of the owned loan portfolio and the delinquency of these loans is substantially lower than the level that existed at September 30, 2004. Management believes that as these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.
     Our asset quality statistics for the quarter ended September 30, 2005 reflect our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs, exclusive of this impact from the hurricanes. Long term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income. However, uncertainty remains related to the impact of Hurricane Katrina and Hurricane Rita. We expect the impact to negatively affect the trends in our asset quality statistics, delinquency statistics and recovery rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At September 30, 2005 we had approximately $2.3 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and loan sales and securitizations.
     Cash provided by operating activities during the nine months ended September 30, 2005, totaled $13.0 million versus $3.7 million used in operating activities for the nine months ended September 30, 2004. Cash used in investing activities was $176.5 million during the nine months ended September 30, 2005 versus $187.1 million for the nine months ended September 30, 2004. Cash used to originate and purchase loans increased 7.0%, or $14.1 million, to $216.6 million for the nine months ended September 30, 2005 compared to $202.5 million for the nine months ended September 30, 2004. The increase is the result of increased origination volume and the purchase of approximately $30.7 million in principal balance of manufactured housing loans in March 2005.
     The primary source of cash during the nine months ended September 30, 2005 was a securitized financing transaction for approximately $178.5 million of loans, which was funded by issuing bonds in the approximate amount of $165.3 million, at a duration weighted average interest cost of 5.30%. The net proceeds from this transaction were approximately $164.9 million, of which, approximately $156.9 million was used to pay down a portion of the outstanding balance on our short-term securitization facility.
     We currently have a short-term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corp. (“Citigroup”). Under the terms of the agreement we pledge loans as collateral and in turn are advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. The facility also includes an additional $15 million advance amount that is collateralized by our residual interest in the 2004-A, 2004-B and 2005-A securitizations. The facility matures on March 23, 2006. At September 30, 2005 the outstanding balance on the facility was approximately $146.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We currently have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing our residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. At September 30, 2005 the repurchase agreements had outstanding principal balances of approximately $18.0 million, $1.9 million, $2.1 million and $3.0 million, respectively. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread.
     We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility we can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers. The outstanding balance under the facility accrues interest at the bank’s prime rate. To secure the loan, we have granted the bank a security interest in substantially all of our assets excluding securitized loans. The expiration date of the facility is December 31, 2005. At September 30, 2005 the outstanding balance on the facility was approximately $1.5 million.
     In September 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities.
     Cash generated from operations, borrowings under our Citigroup facility, additional borrowings against our securitized loan residuals and the potential issuance of common stock, preferred stock and debt securities will enable us to meet our liquidity needs for at least the next twelve months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If market conditions require or if loan purchase opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock sooner than anticipated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our long-term liquidity and capital requirements consist primarily of funds necessary to originate and hold manufactured housing loans, acquire and hold manufactured housing loans originated by third parties and expand our loan servicing operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we will require external sources of capital, including sales of shares of our common stock, preferred stock, debt securities and third-party borrowings. We intend to continue to access the asset-backed securities market for the long-term financing of our loans in order to match the interest rate risk between our loans and the related long-term funding source. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general capital market and economic conditions, general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for equity and debt securities, including securitized debt securities.
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
     Our variable rate debt, under which we paid interest at various LIBOR rates plus a spread totaled $173.5 million and $84.4 million at September 30, 2005 and 2004, respectively. If LIBOR increased or decreased by 1.0% during the nine months ended September 30, 2005 and 2004, we believe our interest expense would have increased or decreased by approximately $1.1 million and $1.3 million, respectively based on the $146.0 million and $178.2 million average balance outstanding under our variable rate debt facilities for the nine months ended September 30, 2005 and 2004, respectively. We had no variable rate interest earning assets outstanding during the nine months ended September 30, 2005 and 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The following table shows the contractual maturity dates of our assets and liabilities at September 30, 2005. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$2,341	$—	$—	$—	$2,341
Restricted cash	13,532	—	—	—	13,532
Loans receivable, net	2,907	9,150	61,605	645,943	719,605
Investments	—	—	—	41,642	41,642
Furniture, fixtures and equipment, net	268	838	2,244	—	3,350
Goodwill	—	—	—	32,277	32,277
Other assets	13,187	6,976	4,206	2,360	26,729

Total assets	$32,235	$16,964	$68,055	$722,222	$839,476

Liabilities and Stockholders’ Equity
Warehouse financing	$594	$146,320	$—	$—	$146,914
Securitization financing	1,790	5,635	37,933	397,733	443,091
Repurchase agreements	25,036	—	—	—	25,036
Notes payable – servicing advances	1,539	—	—	—	1,539
Recourse liability	15	40	136	103	294
Other liabilities	22,692	316	—	979	23,987

Total liabilities	51,666	152,311	38,069	398,815	640,861

Preferred stock	—	—	—	125	125
Common stock	—	—	—	255	255
Paid-in-capital	—	—	—	220,826	220,826
Accumulated other comprehensive loss	1,351	(317)	(1,082)	(430)	(478)
Unearned stock compensation	(602)	(1,244)	(1,198)	—	(3,044)
Retained deficit	—	—	—	(19,069)	(19,069)

Total stockholders’ equity	749	(1,561)	(2,280)	201,707	198,615

Total liabilities and stockholders’ equity	$52,415	$150,750	$35,789	$600,522	$839,476

Interest sensitivity gap	$(20,180)	$(133,786)	$32,266	$121,700
Cumulative interest sensitivity gap	$(20,180)	$(153,966)	$(121,700)	—
Cumulative interest sensitivity gap to total interest earning assets	(2.40%)	(18.34%)	(14.50%)	—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable and our use of forward interest rate locks, which fixes a portion of our cost of funds associated with the loans over the lives of such loans.
     During 2005 we have entered into four forward starting interest rate swaps for the purpose of locking in the benchmark interest rate on a forecasted securitization transaction scheduled for late 2005. Under the terms of the swaps we will pay a fixed rates of 4.21%, 4.47%, 4.37% and 4.12% and receive floating rates equal to the one month LIBOR rate on beginning notional balances of $53 million, $47 million, $17 million and $14 million, respectively. The first payments are scheduled for November 15, 2005. A rise in rates during the interim period would increase our borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction.
     In the event we are unable to or decline to enter into the securitization transaction or if the commencement of the securitization transaction is delayed significantly, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS No. 133.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at September 30, 2005 (dollars in thousands):

	Contractual Maturity
						There-
	2005	2006	2007	2008	2009	after	Total
Interest sensitive assets
Loans receivable	$2,907	$12,349	$13,588	$14,952	$16,452	$659,357	$719,605
Average interest rate	9.60%	9.60%	9.60%	9.60%	9.60%	9.60%	9.60%
Interest bearing deposits	15,625	—	—	—	—	—	15,625
Average interest rate	2.42%	—	—	—	—	—	2.42%
Investments	—	—	—	—	—	41,642	41,642
Average interest rate	—	—	—	—	—	9.31%	9.31%

Total interest sensitive assets	$18,532	$12,349	$13,588	$14,952	$16,452	$700,999	$776,872

Interest sensitive liabilities
Warehouse financing	$594	$146,320	$—	$—	$—	$—	$146,914
Average interest rate	4.87%	4.87%	—	—	—	—	4.87%
Securitization financing	1,790	7,604	8,367	9,206	10,130	405,994	443,091
Average interest rate	4.94%	4.94%	4.94%	4.94%	4.94%	4.94%	4.94%
Repurchase agreements	25,036	—	—	—	—	—	25,036
Average interest rate	3.90%	—	—	—	—	—	3.90%
Note payable - servicing advance	1,539	—	—	—	—	—	1,539
Average interest rate	7.93%	—	—	—	—	—	7.93%
Recourse liability	15	53	42	35	29	120	294
Average interest rate	10.97%	10.97%	10.97%	10.97%	10.97%	10.97%	10.97%

Total interest sensitive liabilities	$28,974	$153,977	$8,409	$9,241	$10,159	$406,114	$616,874

Item 4.	Controls and Procedures
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
     Additionally, the Company has created a “Confidential and Anonymous Financial Complaint Hotline”, or whistleblower hotline and a “Confidential and Anonymous Ethics Complaint Hotline”. The Confidential and Anonymous Financial Complaint Hotline provides a facility for the receipt, retention and treatment of complaints received regarding accounting, internal controls or auditing matters. Calls to this hotline are received directly by the Audit Committee. The Confidential and Anonymous Ethics Complaint Hotline has been created so that employees may confidentially report infractions against the Company’s Code of Business Conduct and Ethics. Calls to this hotline are received directly by the Compliance Committee.

PART II            OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit No.	Description	Method of Filing
1.1	Sales Agreement between Origen Financial, Inc. and Brinson Patrick Securities Corporation	(1)

4.1	Form of Senior Indenture	(1)

4.2	Form of Subordinated Indenture	(1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33-127931.

(2)	Filed herewith.
     (b) Reports on Form 8-K
During the period covered by this report, we filed the following Current Reports on Form 8-K:
(i) Form 8-K, filed August 15, 2005 furnished for the purpose of reporting, under Item 2.02 (Results of Operations and Financial Condition), our preliminary unaudited financial results for the quarter ended June 30, 2005.
(ii) Form 8-K, filed August 30, 2005 furnished for the purpose announcing, under Item 8.01 (Other Events), the filing of a registration statement on Form S-3 with the Securities and Exchange Commission on August 29, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005

ORIGEN FINANCIAL, INC.

	BY:	/s/ W. Anderson Geater, Jr.

W. Anderson Geater, Jr., Chief
Financial Officer and Secretary
(Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
1.1	Sales Agreement between Origen Financial, Inc. and Brinson Patrick Securities Corporation	(1)

4.1	Form of Senior Indenture	(1)

4.2	Form of Subordinated Indenture	(1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33 127931.

(2)	Filed herewith.