Form 10-K
period 2005-12-31
ORIGEN FINANCIAL INC
filed 2006-03-16
CIK 1268039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, Par Value $0.01 per Share
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the registrant’s stock held by non-affiliates was approximately $140,113,487 (computed by reference to the closing sales price of the registrant’s common stock as of June 30, 2005 as reported on the Nasdaq National Market). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
As of March 1, 2006, there were 25,449,059 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

As used in this report, “Company”, “Us”, “We”, “Our” and similar terms means Origen Financial,
Inc., a Delaware corporation, and, as the context requires, one or more of its subsidiaries.
PART I
ITEM 1. BUSINESS
General
     Origen Financial, Inc. is an internally-managed and internally-advised Delaware corporation that is taxed as a real estate investment trust, or REIT. We are a national consumer manufactured housing lender and servicer. Currently, we originate loans in 45 states and we service loans in 47 states. We and our predecessors have originated more than $2.3 billion of manufactured housing loans from 1996 through December 31, 2005 including $268.0 million in 2005. We additionally processed $32.0 million in loans originated under third-party origination agreements in 2005. As of December 31, 2005, our loan servicing portfolio of over 36,000 loans totaled approximately $1.51 billion in loan principal outstanding.
     Origen Financial, Inc. was incorporated on July 31, 2003. On October 8, 2003, we began operations when we acquired all of the equity interests of Origen Financial L.L.C. and its subsidiaries and completed a private placement of $150 million of our common stock to certain institutional and accredited investors. In February 2004, we completed another private placement of $10 million of our common stock to an institutional investor. In the second quarter of 2004, we completed the initial public offering of our common stock. Currently, most of our operations are conducted through Origen Financial L.L.C., our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.
     Our executive office is located at 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034 and our telephone number is (248) 746-7000. We maintain our servicing operations in Ft. Worth, Texas and have other regional offices located in Glen Allen, Virginia and Duluth, Georgia. As of December 31, 2005, we employed 260 people.
     Our website address is www.origenfinancial.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.
Recent Developments
     Internal Audit Department
     Effective January 1, 2005, we formed our first Corporate Internal Audit Department. While in the past, we and our predecessors recognized the need for the performance of a wide range of internal audit functions and quality control reviews, such audits and reviews were primarily performed on a departmental basis with no centralization of responsibility at the corporate level and no formalized reporting to the Audit Committee of our Board of Directors. The newly-formed Internal Audit Department is staffed by a Director of Internal Audit and three staff auditors. The Director of Internal Audit reports directly to the Chairman of the Audit Committee.
     Securitizations
     In May 2005, we completed our Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2005-A transaction. This securitized transaction consists of asset-backed certificates secured by manufactured housing contracts with seven separate offered classes ranging from approximately $11.4 million to approximately $44.5 million consisting of AAA, AA, A and BBB rated bonds, totaling approximately $165.3 million.

     In December 2005, we completed our Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2005-B transaction. This securitized transaction consists of asset-backed certificates secured by manufactured housing contracts with seven separate offered classes ranging from approximately $3.5 million to approximately $40.7 million consisting of AAA, AA, A, BBB and BBB- rated bonds, totaling approximately $156.2 million.
     Hometown America
     In January 2006, we were selected by Hometown America to provide comprehensive loan origination services. These services include loan application processing, underwriting, document preparation, funding and titling. According to its website, Hometown is one of the top ten operators of manufactured housing communities in the country, has the second largest privately owned portfolio of manufactured housing communities in the United States, and is currently home to 60,000 families in 153 communities located in 20 states.
Loan Origination, Acquisition and Underwriting
     General
     We and our predecessors have originated more than $2.3 billion of manufactured housing loans from 1996 through December 31, 2005, including $268.0 million in 2005. We additionally processed $32.0 million in loans originated under third-party origination agreements in 2005. We originate and intend to continue to originate manufactured housing loans to borrowers who have above average credit profiles and above average income, each as compared to manufactured housing borrowers as a whole.
     Although we consider FICO scores in underwriting loans, our primary underwriting tool is TNG™, an internally-developed, externally-validated proprietary statistical scoring system that ranks the risk of default for our manufactured home-only loans. Our loan origination activities are conducted through proprietary systems maintained and enhanced by an internal staff of systems professionals. Our home-only loan or chattel origination activities are centralized at our Southfield, Michigan executive offices and our land-home origination activities are centralized at our Ft. Worth, Texas facility.
     Dealer, Broker and Correspondent Network
     We currently provide new and pre-owned manufactured housing financing through a network of over 850 primarily independent retailers of new and pre-owned manufactured houses and loan brokers specializing in the manufactured housing industry. We are focused on penetrating our existing broker/retailer network to achieve a higher level of approvals and fundings from those approvals. Each loan submitted to us by a retailer or broker must meet the standards for loan terms, advance amounts, down payment requirements, residency type, and other pertinent parameters we have established under our housing loan purchase programs.
     We have invested heavily in technology to increase our penetration into the retailer network and to streamline the application, approval and funding process. We have a proprietary web-based delivery system, known as Origen Focus™, for application, approval, funding, tracking, and reporting of loans. This system allows for the application to be submitted and tracked over the Internet. During 2005, approximately 77% of our application volume was submitted through Origen Focus. We intend to eventually transition substantially all of the retailer network to the Origen Focus platform. Loan applications submitted through Origen Focus seamlessly interface electronically with our other proprietary loan processing systems. Origen Focus also eliminates the need for personnel to input loan applications, improving our productivity and reducing our staffing costs.
     We perform initial and periodic reviews of our loan sources. We underwrite their credit profile, industry experience, sales and financing plans. We regularly monitor retailer performance and rank retailers according to their default, delinquency, credit quality, approval and funding ratios, and the volume of loans they submit to us, and, if necessary, we terminate relationships with non-performing retailers.

     We have developed a rewards program called Origen Elite™ Rewards that provides benefits to the loan sources that provide us with the highest quality loans. These benefits include guaranteed same day turnaround for completed applications and other service enhancements, specific pricing incentives and improved financing options for new and pre-owned homes.
     We also offer Recovery Rewards™, a program that aligns the interests of the retailer, the borrower and the lender. Recovery Rewards™ provides an incentive to sources whose loans perform, and who assist us in improving recovery on those that do not.
     During 2005, we entered into several correspondent relationships to source land-home loans. Given the timing of the formation of these relationships, no loans were purchased during 2005. We anticipate beginning to purchase loans from correspondents during the first quarter of 2006, with loan purchase volume growing gradually over the year.
     Underwriting
     We underwrite home-only loans, using our internally-developed proprietary credit scoring system, TNG. We developed and enhanced TNG to predict defaults using empirical modeling techniques. TNG takes into account information about each applicant’s credit history, debt and income, demographics, and the terms of the loan. The TNG model is fully integrated into our origination system and is based on our historical lending experience. We have used TNG to back-test all of our home-only loans originated since 1996 by Origen Financial L.L.C., its predecessors and us. Following internal testing and validation, Experian Information Solutions, Inc., a leading consumer credit reporting and risk modeling company, independently validated the TNG model in January of 2004.
     All home-only applications are scored by TNG and then reviewed by an underwriter. TNG provides the underwriter a recommendation of “pass,” “fail” or “review.” The recommendations are based upon the underlying TNG score as well as other factors that may arise from the application. TNG alerts underwriters to particular attention areas and provides review recommendations. It also provides a reason for declination on fail recommendations. TNG is used to rescore the application throughout the origination and underwriting process as the initial application information is verified and/or terms and conditions of the loan change. In specially approved markets a comparable appraisal is used to determine chattel manufactured housing values.
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

     Third-Party Originations
     We currently provide comprehensive loan origination services for several companies, including Affordable Residential Communities (“ARC”) and Hometown America (“Hometown”), each of which is a nationwide owner-operator of manufactured housing communities. Under these arrangements, we commit to use our origination platform to originate manufactured housing loans for ARC and Hometown, which own the loans. We receive upfront commitment fees for these origination services. In addition, we have the right to receive a servicing fee with respect to loans originated for ARC. Currently we do not retain servicing rights for the Hometown loans. In the future we may seek to provide origination services to other third parties under similar arrangements. We enter into these types of third-party arrangements primarily to strengthen our relationships within the manufactured housing industry with the goal of creating additional sources of revenue, especially servicing revenue. In addition, the increased loan origination volume provided by these arrangements provides valuable information that we use in our internal credit modeling and securitization program analyses.
     Acquisitions of Manufactured Housing Loans and Securities from Existing Securitizations
     We believe there may be selective opportunities to acquire existing portfolios of manufactured housing whole loans and bonds in outstanding securitizations backed by manufactured housing loans. In the past we have acquired, and from time to time in the future we may seek to acquire, such assets at attractive prices.
Servicing
     We service the manufactured housing loan contracts that we originate or purchase as well as manufactured housing loan contracts owned by third parties. As of December 31, 2005, our loan servicing portfolio of over 36,000 loans totaled approximately $1.51 billion in loan principal outstanding. Our annual servicing fees range from 50 to 150 basis points of the outstanding balance on manufactured housing loans serviced. The vast majority of loans we service are included in securitized loan pools. As opportunities present themselves, we intend to grow our servicing business by acquiring the servicing or subservicing rights to portfolios of manufactured housing loans owned by third parties, including companies that have stopped originating manufactured home loans but continue to own loan portfolios.
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
     Although we strive to continuously reduce delinquency, our primary servicing objectives are to maintain a stream of borrower payments, limit loan defaults, and maximize recoveries on defaulted loans. Accordingly, we perform loss mitigation activities on delinquent loans whereby we maintain the borrower’s delinquent status during the payment plan or other loan workout situation. The industry has typically reported borrowers in loss mitigation as current. In our efforts to maximize recoveries on defaulted loans, we may hold repossessed collateral longer to achieve a retail sale to a consumer for a higher price rather than a quicker sale to a reseller at a lower price. This business strategy may cause us to report higher delinquencies, but usually leads to improved default and recovery performance.

Securitizations
     We have securitized a substantial portion of our owned manufactured housing loans and intend in the future to originate and acquire manufactured housing loans for securitization. After accumulating enough manufactured housing loans (typically not less than $125 million), we use transactions known as asset-backed securitizations to pay off short term debt, replenish funds for future loan originations, limit credit risk, and lock in the spread between interest rates on borrowings with the interest rates on our manufactured housing loans. In our securitizations, the manufactured housing loans are transferred to a bankruptcy remote trust that then issues bonds, typically both senior and subordinate, collateralized by those manufactured housing loans. By securitizing loans in this way, we eliminate the credit risk on our manufactured housing loans up to the amount of bonds sold to investors. Likewise, the form of securitization is designed to insulate the securitized loans from our creditors if we file for bankruptcy so that the loans supporting the bonds issued by the trust will not be encumbered. This process enables us to fund our business at competitive rates without asset-backed bond investors relying on our corporate credit-worthiness.
     We successfully completed two securitizations in 2005. The securitizations were completed in May 2005 and December 2005 and related to approximately $190.0 million and $175.0 million of manufactured housing loans, respectively.
Insurance
     As a complement to our origination and servicing business, we offer property and casualty insurance at the point of sale for manufactured housing loans we have originated or service. Additionally, we have historically placed property and casualty insurance for lapsed policies, primarily for manufactured housing loans we have originated or service. We estimate that the closing of approximately 30% of all manufactured housing loans we originate is delayed because the borrower has not obtained insurance or the insurance policy obtained by the borrower does not meet our guidelines. By offering our borrowers the opportunity to obtain insurance from us, we are able to close loans more quickly and efficiently because all insurance policies placed through us will meet our guidelines.
Competition
     The demand for manufactured housing financing is driven by the demand for manufactured housing. Low mortgage rates and the availability of interest-only loans for traditional site built housing has placed manufactured housing at a competitive disadvantage.
     The manufactured housing finance industry is very fragmented. The market is served by both traditional and non-traditional consumer finance sources. Several of these financing sources are larger than us and have greater financial resources. In addition, some of the manufactured housing industry’s larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured houses. Our largest competitors in the industry include Clayton Homes, Inc., through its subsidiaries 21st Mortgage Corporation and Vanderbilt Mortgage and Finance, Inc., U.S. Bank, San Antonio Federal Credit Union and Triad Financial Services, Inc. Traditional financing sources such as commercial banks, savings and loans, credit unions and other consumer lenders, many of which have significantly greater resources than us and may be able to offer more attractive terms to potential customers, including non-traditional mortgage products, also provide competition in our market. Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees, interest rates and credit related factors.

Corporate Governance
     We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as Nasdaq corporate governance listing standards:
•	Our Board of Directors determined that each member of the Audit Committee of our Board of Directors qualifies as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Each Audit Committee member is also “independent” as that term is defined under applicable SEC and Nasdaq rules.

•	Our Board of Directors adopted a Financial Code of Ethics for Senior Financial Officers, which governs the conduct of our senior financial officers. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors established and adopted charters for each of its Audit, Compensation and Nominating and Governance Committees. Each committee is comprised of independent directors. A copy of each of these charters is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034. Additionally, the Company has created a “Confidential and Anonymous Ethics Complaint Hotline” maintained with an independent third party so that employees may confidentially report infractions against the Company’s Code of Business Conduct and Ethics to the Compliance Committee. Through this arrangement, each Compliance Committee member has access to two-way anonymous communications with the reporting employee. There are three submission methods (voicemail, email and web form). There is a message management system that provides the member an up-to-date snapshot of all incoming and outgoing communications. The ethics hotline is accessible through the Company’s intranet system.

•	The Sarbanes Oxley Act of 2002 requires the establishment of procedures whereby each member of the Audit Committee of our Board of Directors is able to receive confidential, anonymous communications regarding concerns in the areas of accounting, internal controls or auditing matters. We have established a “Confidential and Anonymous Financial Complaint Hotline”, or whistleblower hotline, maintained with an independent third party. Through this arrangement, each Audit Committee member has access to two-way anonymous communications with the whistleblower. There are three submission methods (voicemail, e-mail and web form). There is a message management system that provides the member an up-to-date snapshot of all incoming and outgoing communications. The Whistleblower Hotline is accessible through our website at www.origenfinancial.com under the heading “Investors”.

ITEM 1A. RISK FACTORS
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
     We intend to distribute to our stockholders substantially all of our REIT net taxable income each year so as to avoid paying corporate income tax on our earnings and to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. Distributions will be made at the discretion of our Board of Directors. Our ability to make and sustain cash distributions is based on many factors, including the performance of our manufactured housing loans, our ability to borrow at favorable rates and terms, interest rate levels and changes in the yield curve and our ability to use hedging strategies to insulate our exposure to changing interest rates. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay future distributions. We cannot assure our stockholders that we will be able to pay or maintain distributions in the future. We also cannot assure stockholders that the level of distributions will increase over time and that our loans will perform as expected or that the growth of our loan acquisition and servicing business will be sufficient to increase our actual cash available for distribution to stockholders.
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
We incur indebtedness to fund our operations, and there is no limit on the total amount of indebtedness that we can incur.
     We borrow against, or “leverage,” our assets primarily through repurchase agreements, securitizations of manufactured housing loans and secured and unsecured loans. The terms of such borrowings may provide for us to pay a fixed or adjustable rate of interest, and may provide for any term to maturity that management deems appropriate. The total amount of indebtedness we can incur is not expressly limited by our certificate of incorporation or bylaws. Instead, management has discretion as to the amount of leverage to be employed depending on management’s measurement of acceptable risk consistent with the nature of the assets then held by us. We face the risk that we might not be able to meet our debt service obligations and, to the extent we cannot, we might be forced to liquidate some of our assets at disadvantageous prices. Also, our debt service payments will reduce the net income available for distributions to stockholders. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income or cause us to suffer a loss.

We may not be able to securitize our manufactured housing loans or do so on favorable terms.
     We intend to securitize a substantial portion of the manufactured housing loans we originate. We intend to account for securitizations as secured financings. In a typical securitization, we issue collateralized debt securities of a subsidiary in multiple classes, which securities are secured by an underlying portfolio of manufactured housing loans owned by the subsidiary. Factors affecting our ability to securitize loans and to do so profitably, include:
•	conditions in the asset-backed securities markets generally;

•	conditions in the manufactured housing asset-backed securities markets specifically, including rating agencies’ views on the manufactured housing industry;

•	the performance of the securities issued in connection with our securitizations;

•	the nominal interest rate and credit quality of our loans;

•	our relationship with our bond and other investors in our securities and loans;

•	compliance of our loans with the eligibility requirements for a particular securitization;

•	our ability to adequately service our loans, including our ability to obtain a servicer rating;

•	adverse changes in state and federal regulations regarding high-cost and predatory lending; and

•	any material negative rating agency action pertaining to certificates issued in our securitizations.
In addition, federal income tax requirements applicable to REITs may limit our ability to use particular types of securitization structures.
     If we are unable to securitize, or securitize profitably, the manufactured housing loans that we originate and that we may invest in from time to time, our net revenues for the duration of our investment in those manufactured housing loans would decline, which would lower our earnings for the time the loans remain in our portfolio. We cannot assure stockholders that we will be able to complete loan securitizations in the future on favorable terms, or at all.
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
     We incurred net losses of approximately $2.7 million and $3.0 million during the twelve months ended December 31, 2005 and 2004, respectively. Origen Financial L.L.C., our predecessor company, which we acquired in October 2003, experienced net losses in each year of its existence while growing its loan origination platform and business, including net losses of approximately $23.9 million for the period from January 1, 2003 through October 7, 2003 and $29.2 million for fiscal year 2002. We will need to generate significant revenues to achieve and maintain profitability. If we are unable to achieve and maintain sufficient revenue growth, we may not be profitable in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We depend on key personnel, the loss of whom could threaten our ability to operate our business successfully.
     Our future success depends, to a significant extent, upon the continued services of our senior management team. In general, we have entered into employment agreements with these individuals. There is no guarantee that these individuals will renew their employment agreements prior to the termination of the employment agreements, some of which are scheduled to expire in 2006, or that they otherwise will remain employed with us. The market for skilled personnel, especially those with the technical abilities we require, is currently very competitive, and we must compete with much larger companies with significantly greater resources to attract and retain such personnel. The loss of services of one or more key employees may harm our business and our prospects.
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
     Until we are able to originate and securitize a sufficient number of loans to achieve our desired asset level and target leverage ratio, we may pay quarterly distributions that result in a return of capital to our stockholders. Any such return of capital to our stockholders will reduce the amount of capital available to us to originate and acquire manufactured housing loans, which may result in lower returns to our stockholders. Return of capital amounted to 77.8% and 46.9% of distributions in 2005 and 2004, respectively.
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
     The demand for manufactured housing financing is driven by the demand for manufactured housing. The manufactured housing industry faces competition from the traditional site built housing industry. To the extent that an increase in the demand for site built housing decreases the demand for manufactured housing and manufactured housing financing, we could be adversely affected.
     The manufactured housing finance industry is very fragmented. The market is served by both traditional and non-traditional consumer finance sources. Several of these financing sources are larger than us and have greater financial resources. In addition, some of the manufactured housing industry’s larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured houses. Our largest competitors in the industry include Clayton Homes, Inc., through its subsidiaries 21st Mortgage Corporation and Vanderbilt Mortgage and Finance, Inc., U.S. Bank, San Antonio Federal Credit Union and Triad Financial Services, Inc. Traditional financing sources such as commercial banks, savings and loans, credit unions and other consumer lenders, many of which have significantly greater resources than us and may be able to offer more attractive terms to potential customers, including non-traditional mortgage products, also provide competition in our market. Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees, interest rates and credit related factors. To the extent any competitor expands their activities in the manufactured housing industry, we could be adversely affected.
The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
     Our manufactured housing loan origination business is currently dependent upon our ability to effectively develop relationships with retailers, brokers, correspondents, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, to provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to continually develop our technological capabilities to remain competitive or our business will be significantly harmed.

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
     Our ability to provide high-quality service also depends on the efficient and uninterrupted operation of our technology infrastructure. Even though we have developed a redundant infrastructure to protect our systems and operations, our systems are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, failure to adequately document the operation of software and hardware systems and procedures, computer viruses, intentional acts of vandalism and similar events. If any of these events were to occur, our business could be materially and adversely affected. Although we maintain business interruption insurance to compensate for losses that could occur for any of these risks, such insurance may not be sufficient to cover a significant loss.
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
If we are unable to maintain our network of retailers, brokers and correspondents, our loan origination business will decrease.
     A significant majority of our originations of manufactured housing loans comes from retailers and brokers. The retailers and brokers with whom we do business are not contractually obligated to do business with us. Further, our competitors may also have relationships with these retailers and brokers and actively compete with us in our efforts to strengthen our retailer and broker networks. Accordingly, we cannot assure stockholders that we will be successful in maintaining our retailer and broker networks, the failure of which could adversely affect our ability to originate manufactured housing loans.
     Part of our loan acquisition growth strategy involves the creation of correspondent relationships. To the extent we are not successful in forming these relationships, our loan acquisition volume could suffer.

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
Data security breaches may subject us to liability or tarnish our reputation.
     In the ordinary course of our business, we acquire and maintain confidential customer information. While we take great care in protecting customer information, we may incur liability if it is accessed by third parties and our customers suffer negative consequences, such as identity theft.
     For example, in February 2006 we confirmed that a computer stolen by thieves from our Fort Worth, Texas office contained personal information on certain of our current and former borrowers and employees. The server was stolen when thieves broke into an unoccupied building space adjacent to our Fort Worth offices and cut through a wall to access our office space. Other office equipment was stolen in addition to this particular computer. Our review of the effects of the incident is ongoing and we have established a hotline to assist those affected. Discussions with our insurance carrier regarding coverage of expenses incurred in connection with this incident are in progress. We also believe that there may be liability on the part of our Texas facility landlord based upon this incident.
     We are taking new precautions to guarantee the safety of all of our customers’ confidential information. We are also reviewing all our data security policies and procedures and are taking all necessary steps to avoid a similar incident in the future. Although we have no reason to believe that customer and employee information has been misused and we are not aware that anyone has been a victim of identity theft in connection with this incident, there can be no guarantee that we will not be subject to future claims arising from this or similar incidents. In addition, our relationships with our borrowers, retailers and brokers may be harmed if our reputation is tarnished by any such incident.
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
     In the current interest rate environment, traditional site built houses have become more affordable relative to manufactured houses. If the difference between interest rates for manufactured housing loans and traditional site built housing loans does not decrease, demand for manufactured housing loans may decrease, which would decrease our loan originations.
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
     We have no geographic concentration limits on our ability to originate, purchase or service loans. A significant portion of the manufactured housing loans we have originated, purchased or serviced historically has been in California and Texas. For the year ended December 31, 2005, approximately 38% and 9% by principal balance and 23% and 12% by number of loans, respectively, of the loans we originated were in California and Texas. An overall decline in the economy or the residential real estate market in California or Texas or in any other state in which we have a high concentration of loans could decrease the value of manufactured houses and increase the risk of delinquency. This, in turn, would increase the risk of default, repossession or foreclosure on manufactured housing loans in our portfolio or that we have sold to others. Geographic concentration could adversely affect our ability to securitize pools of manufactured housing loans.
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
     To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable net income each year. REIT taxable net income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) each year. In addition, to the extent such income is not subject to corporate tax, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.
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
     If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable net income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, (generally requiring reasonable cause for any REIT testing violations), we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the years involved. In addition, distributions to stockholders would no longer be required to be made. Even if we qualify for and maintain our REIT status, we will be subject to certain federal, state and local taxes on our property and certain of our operations.
Our use of taxable REIT subsidiaries will cause income from our servicing and insurance activities to be subject to corporate level tax and may cause us to restrict our business activities.
     To preserve our qualification as a REIT, we conduct all of our servicing and insurance activities through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is subject to federal income tax, and state and local income tax where applicable, as a regular “C” corporation. Accordingly, net income from activities conducted by our taxable REIT subsidiaries is subject to corporate level tax. In addition, under the Internal Revenue Code, no more than 20% of the total value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may cause us to restrict the use of certain securitization transactions and limit the growth of our taxable REIT subsidiaries with the potential for decreased revenue.
Our ability to sell and securitize our loans is limited due to various federal income tax rules applicable to REITs.
     Under the Internal Revenue Code, a REIT is subject to a 100% tax on its net income derived from “prohibited transactions.” The phrase “prohibited transactions” refers to the sales of inventory or assets held primarily for sale to customers in the ordinary course of a taxpayer’s business. A taxpayer who engages in such sales is typically referred to as a dealer. If the Internal Revenue Service does not respect the legal structure of certain of our third party loan origination programs (see “Business—Loan Origination, Acquisition and Underwriting —Third-Party Originations”), we may be subject to the prohibited transactions tax on any net income derived from these origination programs.
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

     Special rules apply to a REIT, however, including a qualified REIT subsidiary that is classified as a taxable mortgage pool. In this event, neither the REIT nor the qualified REIT subsidiary will be subject to the corporate tax generally applicable to taxable mortgage pools. As described below, however, the REIT’s stockholders may have to report excess inclusion income.
A portion of our income from assets held directly by or through a qualified REIT subsidiary that is classified as a taxable mortgage pool may represent “phantom” taxable income.
     A portion of our income from a qualified REIT subsidiary that would otherwise be classified as a taxable mortgage pool may be treated as “excess inclusion income,” which would be subject to the distribution requirements that apply to us and could therefore adversely affect our liquidity. Generally, a stockholder’s share of excess inclusion income would not be allowed to be offset by any operating losses otherwise available to the stockholder. Tax exempt entities that own shares in a REIT must treat their allocable share of excess inclusion income as unrelated business taxable income. Any portion of a REIT dividend paid to foreign stockholders that is allocable to excess inclusion income will not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income.
We may pay distributions that are in excess of our current and accumulated earnings and profits, which may cause our stockholders to incur adverse federal income tax consequences.
     We may pay quarterly distributions to our stockholders in excess of 100% of our estimated REIT taxable net income. Distributions in excess of our current and accumulated earnings and profits are not treated as a dividend and generally will not be taxable to a taxable U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock. Instead, any such distribution generally will constitute a return of capital, which will reduce the stockholder’s adjusted basis and could result in the recognition of increased gain or decreased loss to the stockholder upon a sale of the stockholder’s stock.
Other Risks
We operate in a highly regulated industry and failure to comply with applicable laws and regulations at the federal, state or local level could negatively affect our business.
     Currently, we originate both chattel, or home-only, loans and loans collateralized by both the manufactured house and real property, or land-home loans, in 45 states. We also currently conduct servicing operations in 47 states. Most states where we operate require that we comply with a complex set of laws and regulations. These laws, which include installment sales laws, consumer lending laws, mortgage lending laws and mortgage servicing laws, differ from state to state, making uniform operations difficult. Most states periodically conduct examinations of our contracts and loans for compliance with state laws. In addition to state laws regulating our business, our consumer lending and servicing activities are subject to numerous federal laws and the rules and regulations promulgated there-under.
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
     We cannot predict the effect, if any, of future sales of shares of our common stock (including shares of common stock issuable upon the exercise of currently outstanding options, and non-vested shares issued under our 2003 Equity Incentive Plan), or the availability of shares for future sales, or the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. We also may issue from time to time additional shares of common stock and we may grant registration rights in connection with these issuances. Sales of substantial amounts of shares of common stock or the perception that these sales could occur may adversely affect the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
     Our executive offices are located in approximately 20,000 square feet of leased space at 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034. The lease, which terminates on March 31, 2008, provides for monthly rent of approximately $35,000. Certain of our affiliates own interests in the company from which we lease our executive offices. Under the terms of a renewal option, if no event of default exists and no default existed within a period of one year prior to notification of our intent to renew, we have the right to extend the initial term of the lease for two three-year terms. The base rent for the option terms will be calculated at 95% of the then prevailing market rates for comparable renewal space, but in any event not less than the base rate payable at the end of the current term of the lease.
     We also lease office space for our offices in other locations. We currently have a lease expiring in August 2008 for approximately 6,800 square feet of office space in Glen Allen, Virginia with a current monthly rent of approximately $10,000; a lease expiring in October 2007 for approximately 3,750 square feet of office space in Duluth, Georgia with a current monthly rent of approximately $5,000; and a lease expiring in February 2012 for approximately 42,000 square feet of office space in Fort Worth, Texas with a current monthly rent of approximately $36,000.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our common stock has been listed on the Nasdaq National Market (“Nasdaq”) since May 5, 2004 under the symbol “ORGN.” On March 1, 2006, the closing sales price of the common stock was $6.82 and the common stock was held by approximately 77 holders of record. The following table presents the per share high and low prices of our common stock for the periods indicated as reported by the Nasdaq National Market. The stock prices reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2004
Period from May 5, 2004 through June 30, 2004	$8.33	$7.50
Third quarter	$8.15	$6.96
Fourth quarter	$7.80	$6.67
Fiscal Year Ended December 31, 2005
First quarter	$8.75	$6.65
Second quarter	$7.64	$6.58
Third quarter	$8.24	$6.69
Fourth quarter	$7.66	$6.37
     The following table presents the distributions per share that were paid with respect to each quarter for 2004 and 2005.

Distribution
per share
Fiscal Year Ended December 31, 2004
First quarter	$0.04
Second quarter	$0.06
Third quarter	$0.25
Fourth quarter	$0.04 *
Fiscal Year Ended December 31, 2005
First quarter	$0.06
Second quarter	$0.06
Third quarter	$0.06
Fourth quarter	$—

*	Paid on March 31, 2005
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
     The actual amount and timing of distributions will be at the discretion of our Board of Directors and will depend upon our actual results of operations.

     To the extent not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of our taxable REIT subsidiaries in those subsidiaries.
     In the future, our Board of Directors may elect to adopt a dividend reinvestment plan.
Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	Outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by shareholders	255,500	$10.00	670,188
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
TOTAL	255,500	$10.00	670,188

ITEM 6. SELECTED FINANCIAL DATA

	Origen Financial, Inc.			Origen Financial L.L.C (4)		BFSC (4)
			Period from
			October 8	Period from
	Year Ended	Year Ended	through	January 1	Year Ended	Year Ended
	December 31,	December 31,	December 31,	through October	December 31,	December 31,
	2005	2004	2003 (1)	7, 2003	2002	2001
	(In thousands, except for per share data)
Operating Statement Data:
Interest income on loans	$59,391	$42,479	$7,339	$16,398	$9,963	$9,493
Gain on sale and securitization of loans	—	—	—	28	2,719	5,186
Servicing and other revenues	14,651	11,184	2,880	7,329	7,703	14,994

Total revenue	74,042	53,663	10,219	23,755	20,385	29,673

Interest expense	28,468	15,020	2,408	11,418	5,935	7,875
Provisions for loan loss, recourse liability and write down of residual interests	13,633	10,210	768	9,849	18,176	18,118
Distribution of preferred interest	—	—	—	1,662	—	—
Other operating expenses	34,600	31,399	5,546	24,754	25,461	22,129

Total expenses	76,701	56,629	8,722	47,683	49,572	48,122

Income (loss) before income taxes	(2,659)	(2,966)	1,497	(23,928)	(29,187)	(18,449)
Provision (benefit) for income taxes(2)	—	—	—	—	—	1,245

Net income (Loss)	$(2,659)	$(2,966)	$1,497	$(23,928)	$(29,187)	$(19,694)

Earning (loss) per share – Diluted(3)	$(0.11)	$(0.14)	$0.10	$—	$—	$(7.63)
Distributions paid per share	$0.22	$0.35	0.098	—	—	—
Balance Sheet Data:
Loans receivable, net of allowance for losses	$768,410	$563,268	$368,040	$279,300	$173,764	$126,591
Servicing rights	3,103	4,097	5,131	5,892	7,327	6,855
Retained interests in loan securitizations	—	724	749	785	5,833	—
Goodwill	32,277	32,277	32,277	18,332	18,332	—
Cash and other assets	89,213	82,181	37,876	22,894	22,492	33,646

Total assets	$893,003	$682,547	$444,073	$327,203	$227,748	$167,092

Total debt	669,708	455,914	277,441	273,186	196,031	122,999
Preferred interest in subsidiary	—	—	—	45,617	—	—
Other liabilities	23,344	23,167	24,312	22,345	21,413	53,335
Members’/Stockholders’ Equity/Capital	199,951	203,466	142,320	(13,945)	10,304	(9,242)
Other Information
Cash Flow Data: (provided by/(used in))
From operating activities	$18,167	$8,606	$(8,841)	$(7,642)	$115,251	$142,807
From investing activities	(229,183)	(245,125)	(85,665)	(112,547)	(188,277)	(195,200)
From financing activities	210,030	238,886	100,254	121,110	73,032	49,312
Selected Ratios
Return on average assets	(0.33)%	(0.52)%	1.43%	(8.52)%	(18.79)%	(15.68)%
Return on average equity	(1.29)%	(1.56)%	4.21%	(1352.96)%	(91.29)%	(165.30)%
Average equity to average assets	25.63%	33.03%	33.91%	0.63%	20.58%	4.22%

(1)	Origen Financial, Inc. began operations on October 8, 2003 as a REIT with Origen Financial L.L.C. as a wholly-owned subsidiary.

(2)	As a REIT, Origen Financial, Inc. is not required to pay federal corporate income taxes on its net income that is currently distributed to its stockholders. As a limited liability company, Origen Financial L.L.C. does not incur income taxes. BFSC (defined in note (4) below) was taxed as a regular C corporation during the periods indicated.

(3)	As a limited liability company, Origen Financial L.L.C. did not report earnings per share.
(4)	Bingham Financial Services Corporation (BFSC) and Origen Financial L.L.C. are our predecessors for accounting purposes. However, we believe that their businesses, financial statements and results of operations are quantitatively different from ours. Their results of operations reflect capital constraints and corporate and business strategies, including commercial mortgage loan origination and servicing, which are different than ours. We also have elected to be taxed as a REIT. Accordingly, we believe the historical financial results of Origen Financial L.L.C. and Bingham Financial Services Corporation are not indicative of our future performance.

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
     The historical financial statements of Origen Financial L.L.C., our predecessor company, represent combined financial condition and results of operations. We believe that the business, financial statements and results of operations of Origen Financial L.L.C. are quantitatively different from ours. Origen Financial L.L.C.’s results of operations reflect capital constraints and corporate and business strategies which are different than ours. We also have elected to be taxed as a REIT. Accordingly, we believe the historical financial results of our predecessor company, Origen Financial L.L.C., are not indicative of our future performance.
Overview
     In October 2003, we began operations upon the completion of a private placement of $150 million of our common stock to certain institutional and accredited investors. In February, 2004, we completed another private placement of $10 million of our common stock to one institutional investor. In connection with and as a condition to the October 2003 private placement, we acquired all of the equity interests of Origen Financial L.L.C. We also took steps to qualify Origen Financial, Inc. as a REIT. In the second quarter of 2004, we completed the initial public offering of our common stock. Currently, most of our operations are conducted through Origen Financial L.L.C., our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.
     The results of our operations for the year ended December 31, 2005, were materially impacted by the damage inflicted by Hurricane Katrina and Hurricane Rita on broad regions of Louisiana and Mississippi and to a lesser extent in Alabama and Texas. The recognition of the estimated financial impact from the effects of the hurricanes resulted in charges against earnings of approximately $4.7 million comprised of a $3.5 million addition to the allowance for credit losses, a $428,000 impairment of a previously purchased loan pool and a $724,000 write down of our residual interest in our 2002-A securitization. Homes of many of our borrowers were destroyed or damaged. Jobs were lost due to the destruction of businesses or the dislocation of the workforce. We will incur losses arising from defaults by borrowers who have lost or will lose their employment. In addition, we will incur losses due to shortfalls in insurance coverage primarily relating to flood damage to homes that were not in flood zones and had no flood insurance. In estimating these losses, management used all available data and its judgment based on last year’s hurricane damage experience. While extreme effort and thought was exercised by management in the preparation of those estimates, such estimates are inherently imprecise given the difficulty of gathering comprehensive data as a result of the inability to contact displaced borrowers, the difficulty in accessing some portions of the affected area and the uncertainty of the insurance coverage issues centered on the determination of wind versus water damage. We will continue to gather and interpret data from the affected areas and compare such information to our estimates. Amounts will be refined as deemed appropriate. Observed trends in the performance of the identified loans through December 31, 2005 and continuing through February 28, 2006, have been consistent with management’s initial expectations, however, there can be no assurance that the loss provisions will prove to be adequate.

     Despite difficult industry conditions, we experienced a 10.3% increase in loan origination volume in 2005 as compared to 2004. Although total shipments of manufactured houses increased approximately 12% in 2005 as compared to 2004, approximately 14% and 23% of the total shipments in 2005 and 2004, respectively, were for the Federal Emergency Management Agency (FEMA). As a result, there was an approximately 1% decrease in non-FEMA related manufactured housing shipments in 2005 as compared to 2004. FEMA shipments produce no financing opportunities for lenders such as Origen. Furthermore our portfolio performance, as measured by delinquencies, continued to improve as loans 60 or more days delinquent decreased from 1.8% of the loan portfolio at December 31, 2004 to 1.3% at December 31, 2005. Additionally, we have experienced improvements in recovery rates on the re-marketing of repossessed or foreclosed assets. The execution of our securitizations has continued to improve, as we have seen overcollateralization levels in our securitizations fall from 18.0% for our 2004-A securitization to 11.0% for our 2005-B securitization. However, rising interest rates, the flattening yield curve and competition have prevented us from raising rates and as a result we have seen decreases in our interest rate margin.
     In the past we have distributed amounts in excess of our REIT taxable income. Return of capital represented 77.8% and 46.9% of distributions in 2005 and 2004, respectively. In the future, management intends to pay out at least 90% of our REIT taxable income, but not more than 100% of our REIT taxable income. Amounts distributed through the third quarter of 2005, relating to our 2005 tax year, were sufficient to satisfy this policy. As a result, we did not and will not make a distribution related to the fourth quarter of 2005. We believe that it is more efficient to retain the capital for use in operations as opposed to returning capital and increasing our need to borrow funds for operations.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to reserves for credit losses, recourse liabilities, servicing rights and retained interests in loans sold and securitized. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Transfers of Financial Assets: We engage in securitizations of our manufactured housing loan receivables. Securitizations may take the form of a loan sale or a financing. We structured all loan securitizations occurring prior to 2003 as loan sales and all loan securitizations in 2004 and later as financings for accounting purposes. In the future, we intend to structure and account for our securitizations as financings. When a loan securitization is structured as a financing, the financed asset remains on our books along with the recorded liability that evidences the financing. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An appropriate allowance for credit losses is maintained on the loans. When a loan securitization is structured as a loan sale, such as our pre-2003 transactions, any gains and losses are recognized in the consolidated statements of operations when control of the transferred financial asset is relinquished by the seller. In accordance with Statement of Financial Accounting Standards No. 140 “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” certain assets and income are recorded based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans. At the time of the sale these amounts are estimated based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and such amounts are capitalized using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as retained interests in loans sold and securitized and capitalized servicing rights. We assess the carrying value of any retained interests for impairment on a monthly basis. Any subsequent changes in fair value of the retained interests are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. There can be no assurance that our estimates used to determine the value of retained interests and the servicing asset valuations will remain appropriate for the life of the securitization.
     Loans Receivable: Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. All loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are described below. Interest on loans is credited to income when earned. Loans receivable include accrued interest and are presented net of deferred loan origination costs and an allowance for estimated loan losses.
     Allowance for Credit Losses: Determining an appropriate allowance for credit losses involves a significant degree of estimation and judgment. The process of estimating the allowance for credit losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” provides guidance on accounting for credit losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Our loan portfolio is comprised of manufactured housing loans with an average loan balance of less than $50,000. The allowance for credit losses is developed at the portfolio level and the amount of the allowance is determined by applying a probability weighting to a calculated range of losses. A lower range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and greater than 90 days delinquent). An upper range of probable losses is calculated by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” states that a creditor should recognize the amount that is the best estimate within the estimated range of credit losses. Accordingly, our application of probability weighting to the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.

     Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality: We account for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans,” as well as the AICPA’s Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $35.1 million and $8.6 million, respectively, at December 31, 2005 and $40.1 million and $2.8 million, respectively, at December 31, 2004, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheet.
     We adopted the provisions of SOP 03-3 in January 2005 and apply those provisions to loan pools and debt securities acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. Purchased loans and debt instruments acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash flows.
     Under the provisions of SOP 03-3, each static pool of loans and debt securities is statistically modeled to determine its projected cash flows. We consider historical cash collections for loan pools and debt securities with similar characteristics as well as expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each pool of loans and debt security. An internal rate of return is calculated for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the internal rate of return applied to the remaining balance of each static pool of accounts. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the internal rate of return is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning January 2005, if revised cash flow estimates are less than the original estimates, SOP 03-3 requires that the internal rate of return remain unchanged and an immediate impairment be recognized. For loans acquired with evidence of deterioration of credit quality, if cash flow estimates increase subsequent to recording an impairment, SOP 03-3 requires reversal of the previously recognized impairment before any increases to the internal rate of return are made. For any remaining increases in estimated future cash flows for loan pools or debt securities acquired with evidence of deterioration of credit quality, we adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the loan pool or debt security.
     Application of the interest method of accounting requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an immediate impairment being recognized.
     Derivative Financial Instruments: We have periodically used derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to mitigate interest rate risk related to our loans receivable and anticipated securitizations. We follow the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Investments and Hedging Activities” (as amended by Statement of Financial Accounting Standards No. 149). All derivatives are recorded on the balance sheet at fair value. On the date a derivative contract is entered into, we designate the derivative as a hedge of either a forecasted transaction or the variability of cash flow to be paid (“cash flow” hedge). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Any ineffectiveness is recorded in current earnings.
     We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objectives and strategy for undertaking the hedge transaction. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow.

     We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with SFAS 133.
     Derivative financial instruments that do not qualify for hedge accounting are carried at fair value and changes in fair value are recognized currently in earnings.
     Stock Options: In connection with our formation, we adopted a stock option plan. We have elected to measure compensation cost using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we will begin measuring compensation cost under the provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS 123R”), “Share-Based Payment” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under this pronouncement, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The fair value of each option granted would be determined using a binomial option-pricing model based on assumptions related to annualized dividend yield, stock price volatility, risk free rate of return and expected average term. We plan to adopt the new rules reflected in SFAS 123R using the modified-prospective method. We have determined that the impact of the adoption of SFAS 123R will not have a material effect on our financial position or results of operations.
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
     Real Estate Investment Trust: As a real estate investment trust, we generally will not be subject to corporate level federal income taxes if we meet minimum distribution, income, asset and shareholder tests. However, some of our subsidiaries may be subject to federal and state taxes. An income tax allocation is required to be estimated on our taxable income arising from our taxable REIT subsidiaries. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as the allowance for loan losses, depreciation, stock based compensation and goodwill amortization. No deferred tax assets or liabilities are recorded at December 31, 2005 and 2004 due to taxable losses for the REIT taxable subsidiaries.
Financial Condition
December 31, 2005 Compared to December 31, 2004
     At December 31, 2005 and 2004 we held loans representing approximately $781.7 million and $573.0 million of principal balances, respectively. Net loans outstanding constituted over 86% and 83% of our total assets at December 31, 2005 and 2004, respectively. Approximately $365.0 million of the loans on our balance sheet at December 31, 2005 were included in our May 2005 and December 2005 public securitizations, and will continue to be carried on our balance sheet as both securitization transactions were structured as financings. To the extent loans on our balance sheet are eligible on an individual basis and not already included in our securitized pools, we plan to securitize such loans and issue asset-backed bonds through periodic transactions in the asset-backed securitization market. The timing of any securitization will depend on prevailing market conditions and the availability of sufficient total loan balances to constitute an efficient transaction.
     New loan originations for the year ended December 31, 2005 increased 10.3% to $268.0 million compared to $243.0 million for the year ended December 31, 2004. We additionally processed $32.0 million and $9.9 million in loans originated under third-party origination agreements for the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services.

     In connection with our estimate of the effect of the impact of Hurricane Katrina and Hurricane Rita we identified approximately 865 loans with a total outstanding principal balance of approximately $30.9 million in areas affected by the hurricanes. During the year ended December 31, 2005, based on our analysis of the effects of the hurricanes, we included an additional $3.5 million in the provision for credit losses, recognized an impairment of $0.4 million in the carrying value of a previously purchased loan pool and recorded a $0.7 million write-off of our residual interest in the 2002-A securitization.
     The carrying amount of loans receivable consisted of the following at December 31 (in thousands):

	2005	2004
Manufactured housing loans – securitized	$695,701	$401,995
Manufactured housing loans — unsecuritized	85,949	170,978
Accrued interest receivable	4,078	3,285
Deferred fees	(2,100)	(3,100)
Discount on purchased loans	(4,773)	(4,575)
Allowance for purchased loans	(428)	—
Allowance for loan loss	(10,017)	(5,315)

	$768,410	$563,268

The following table sets forth the average individual loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2005	2004
Number of loans receivable	17,277	13,358
Average loan balance	$45	$43
Weighted average loan coupon (a)	9.56%	9.86%
Weighted average initial term	20 years	20 years

(a)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan, but accounted for as a financing.
     Delinquency statistics for the loan receivable portfolio at December 31 are as follows (dollars in thousands):

	2005			2004
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	215	$8,182	1.0%	146	$5,253	0.9%
61-90	68	2,561	0.3%	80	3,014	0.5%
Greater than 90	192	7,480	1.0%	195	7,637	1.3%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. The average balance of non-performing loans was $6.9 million for the year ended December 31, 2005 compared to $6.8 million for the year ended December 31, 2004, an increase of $0.1 million, or 1.4%. Non-performing loans as a percentage of average outstanding principal balance were 1.1% for the year ended December 31, 2005 compared to 1.6% for the year ended December 31, 2004.

     The improvement in our asset quality statistics for the year ended December 31, 2005 compared to the year ended December 31, 2004 reflects our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs. However, due to the limited time that has elapsed since Hurricane Katrina and Hurricane Rita we have not seen the full effects of the hurricanes on charge-offs or delinquencies. In the short-term, it is likely that charge-offs and delinquencies will increase as a result of the hurricanes, however, in the long-term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.
     At December 31, 2005 we held 162 repossessed houses owned by us compared to 177 houses at December 31, 2004, a decrease of 15 houses, or 8.5%. The book value of these houses, including repossession expenses, based on the lower of cost or market value, was approximately $3.5 million at December 31, 2005 compared to $3.4 million at December 31, 2004, an increase of $0.1 million, or 2.9%.
     The allowance for credit losses increased $4.7 million, or 88.7%, to $10.0 million at December 31, 2005 from $5.3 million at December 31, 2004. The allowance includes approximately $3.4 million of estimated losses related to the effects of Hurricane Katrina and Hurricane Rita. Excluding the impact of the hurricanes, the allowance for credit losses increased $1.2 million. Despite the 40.6% increase in the gross loans receivable balance, net of loans accounted for under SOP 03-3, the allowance for credit losses excluding the provision for the hurricanes increased just 24.5% due to improvement in delinquency rates at December 31, 2005. Loans delinquent over 60 days decreased $0.7 million or 6.5% from $10.7 million at December 31, 2004 to $10.0 million at December 31, 2005. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 1.35% at December 31, 2005 compared to approximately 1.00% at December 31, 2004. Excluding the provision related to the hurricanes, the allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 0.89% at December 31, 2005. Net charge-offs were $10.0 million for the year ended December 31, 2005 compared to $10.5 million for the year ended December 31, 2004.
     Changes to our underwriting practices, processes, credit scoring models, systems and servicing techniques in 2002 have resulted in demonstrably superior performance by loans originated in and subsequent to 2002 as compared to loans originated by our predecessors prior to 2002. The pre-2002 loans, despite representing a diminishing percentage of our owned loan portfolio, have had a disproportionate impact on our financial performance.

The following tables indicate the impact of such legacy loans:
Loan Pool Unpaid Principle Balance (dollars in thousands) 1

		2002 and
	2001 and prior	subsequent
At December 31, 2005
Dollars	$56,622	$732,033
Percentage of total	7.2%	92.8%

At December 31, 2004
Dollars	$115,346	$514,027
Percentage of total	18.3%	81.7%

At December 31, 2003
Dollars	$150,015	$312,289
Percentage of total	32.4%	67.6%
Static Pool Performance (dollars in thousands) 1

		2002 and
	2001 and prior	subsequent
2005
Dollars defaulted	$8,752	$12,272
Net recovery percentage	39.9%	49.4%
Net losses	$6,707	$5,312

2004
Dollars defaulted	$11,848	$8,940
Net recovery percentage	37.8%	49.2%
Net losses	$12,242	$4,004

2003
Dollars defaulted	$10,109	$3,230
Net recovery percentage	34.0%	48.1%
Net losses	$6,833	$893
     While representing less than 8% of the owned loan portfolio at December 31, 2005, the pre-2002 loans accounted for almost 42% of the defaults during 2005. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and subsequent. Management believes that as these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.
     Through our wholly-owned subsidiary, Origen Servicing, Inc., we provide loan servicing for manufactured housing loans that we and our predecessors have originated or purchased, and for loans originated by third parties. As of December 31, 2005 we serviced approximately $1.51 billion of loans, consisting of approximately $731.3 million of loans serviced for others. Included in the loans serviced for others are $150.3 million of loans that we or our predecessors originated and subsequently sold in two pre-2003 securitization transactions. As part of our contractual services, certain of our servicing contracts require us to advance uncollected principal and interest payments at a prescribed cut-off date each month to an appointed trustee on behalf of the investors in the loans. We are reimbursed by the trust in the event such delinquent principal and interest payments remain uncollected during the next reporting period. Also, as part of the servicing function, in order to protect the value of the housing asset underlying the loan, we are required to advance certain expenses such as taxes, insurance costs and costs related to the foreclosure or repossession process as necessary. Such expenditures are reported to the appropriate trustee for reimbursement. At December 31, 2005, we had servicing advances outstanding of approximately $9.0 million compared to $9.1 million at December 31, 2004, a decrease of 1.1%.

[1]	Includes owned portfolio, repossessed inventory and loans sold with recourse.

     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. No impairment of goodwill was recorded during the year ended December 31, 2005.
     In the past, our predecessor companies sold loans with recourse. We regularly evaluate the recourse liability for adequacy by taking into consideration factors such as changes in outstanding principal balance of the portfolios of loans sold with recourse; trends in actual and forecasted portfolio performance, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to pay. If actual results differ from our estimates, we may be required to adjust our liability accordingly. In July 2005, we negotiated a buy-out of our recourse obligation with Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). At the time of the buy-out the remaining principal balance and recourse liability related to the loans sold to Vanderbilt was approximately $40.7 million and $4.5 million, respectively. As a result of the buyout, we no longer will be required to take as a charge against earnings, over the remaining life of the loan pool, the difference between the book amount of the recourse liability, which was based on net present value, and the then current dollars paid out to satisfy the recourse requirement. The buy-out, which eliminated all loan recourse with Vanderbilt, was consummated on July 26, 2005, and resulted in a charge against earnings of approximately $0.8 million. The provision for recourse liability was approximately $218,000 for the year ended December 31, 2005. At December 31, 2005, the reserve for loan recourse liability was $0.3 million as compared to $6.6 million at December 31, 2004, a decrease of 95.5%. The remaining principal balance of loans sold with recourse at December 31, 2005 was $4.6 million versus $51.5 million at December 31, 2004, a decrease of 91.1%.
     Bonds outstanding, relating to securitized financings utilizing asset-backed structures, totaled $578.5 million and $328.4 million at December 31, 2005 and 2004, respectively. These bonds relate to four securitized transactions: Origen 2005-A, issued in May 2005, Origen 2005-B, issued in December 2005, Origen 2004-A, issued in February 2004 and Origen 2004-B, issued in September 2004. Bonds outstanding for each securitized transaction were as follows at December 31 (in thousands):

	Original
	Issuance	2005	2004
Origen 2004-A	$200,000	$138,257	$167,887
Origen 2004-B	169,000	136,229	160,501
Origen 2005-A	165,300	150,471	—
Origen 2005-B	156,187	153,546	—

		$578,503	$328,388

     At December 31, 2005 our total borrowings under our short-term securitization arrangement with Citigroup Global Markets Realty Corporation (“Citigroup”) were $65.4 million compared to $107.4 million at December 31, 2004. We use the Citigroup facility to fund loans we originate or purchase until such time as they can be included in one of our securitization transactions. We used the proceeds of our May and December 2005 public securitizations to reduce borrowings outstanding on the Citigroup facility.
     We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility we can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers on such manufactured housing loans. The outstanding balance on the facility was $2.2 million at December 31, 2005. At December 31, 2004 we had no outstanding balance on the facility. The expiration date of the facility is December 31, 2006.
     Stockholders’ equity was $200.0 million and $203.4 million at December 31, 2005 and 2004, respectively. We incurred losses of $2.7 million and declared and paid distributions of $5.6 million during the year ended December 31, 2005.

Results of Operations for the Years Ended December 31, 2005 and December 31, 2004
     Loan originations increased $25.0 million, or 10.3% to $268.0 million from $243.0 million for the years ended December 31, 2005 and 2004, respectively. We additionally processed $32.0 million and $9.9 million in loans originated under third – party origination agreements during the years ended December 31, 2005 and 2004, respectively. Chattel loans comprised approximately 97% of loans originated in both 2005 and 2004. The balance of loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.
     Interest income on loans increased $15.3 million, from $39.9 million to $55.2 million, or 38.3%. This increase in interest income resulted primarily from an increase in the average outstanding balance of manufactured housing loan receivables of $202.5 million from $464.6 million to $667.1 million, or 43.6%. The increase in the average receivable balance was partially offset by a decrease in the average yield on the portfolio from 8.6% to 8.3%. The decrease in the yield on the portfolio was due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest income on other interest earning assets increased from $2.6 million to $4.2 million. The increase was primarily the result of an increase of $1.4 million in interest income on asset-back security investments, which are collateralized by manufactured housing loans. Investments in such securities amounted to $41.9 million and $37.6 million at December 31, 2005 and 2004, respectively.
     Interest expense increased $13.5 million, or 90.0%, to $28.5 million from $15.0 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $204.9 million to $567.5 million compared to $362.6 million, or 56.5%. The average interest rate on total debt outstanding increased from 4.1% to 5.0%. The higher average interest rate for the year ended December 31, 2005 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$667,089	$55,164	8.27%	$464,578	$39,862	8.58%
Investment securities	40,442	3,761	9.30%	28,109	2,397	8.53%
Other	34,884	466	1.34%	18,855	220	1.17%

Total	$742,415	$59,391	8.00%	$511,542	$42,479	8.30%

Interest bearing liabilities:
Loan funding facilities	$544,002	$27,465	5.05%	$344,502	$14,582	4.23%
Repurchase agreements	22,793	950	4.17%	17,573	399	2.27%
Notes payable – servicing advance	710	53	7.46%	553	39	7.05%

Total	$567,505	$28,468	5.02%	$362,628	$15,020	4.14%

Net interest income and interest rate spread		$30,923	2.98%		$27,459	4.16%

Net yield on average interest earning assets			4.17%			5.37%

     The following table sets forth the changes in the components of net interest income for the year ended December 31, 2005 compared to the year ended December 31, 2004 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$17,376	$(2,074)	$15,302
Investment securities	1,052	312	1,364
Other	187	59	246

Total interest income	$18,615	$(1,703)	$16,912

Interest bearing liabilities:
Loan funding facilities	$8,444	$4,439	$12,883
Repurchase agreements	119	432	551
Notes payable – servicing advances	11	3	14

Total interest expense	$8,574	$4,874	$13,448

Increase in net interest income			$3,464

     Monthly provisions are made to the allowance for general loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The provision for credit losses increased 78.9% to $12.7 million from $7.1 million. The provision includes approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita. Net charge-offs were $10.0 million for the year ended December 31, 2005 compared to $10.5 million for the year ended December 31, 2004. As a percentage of average outstanding principal balance total net charge-offs decreased to 1.5% compared to 2.3%. We expect net charge-offs, excluding hurricane losses, as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at December 31, 2005 has a larger concentration of loans originated in the years 2002 through 2005 than was the case for the owned portfolio at December 31, 2004. We expect this to be partially offset by increased charge-offs resulting from Hurricane Katrina and Hurricane Rita.
     An impairment of $0.4 million in the carrying value of a previously purchased loan pool was recognized during 2005 as a result of the hurricanes.
     Non-interest income for year ended December 31, 2005 totaled $14.7 million as compared to $11.2 million for year 2004, an increase of 31.3%. The primary components of non-interest income are fees and other income from loan servicing and insurance operations. Loan servicing fees comprised approximately 94% of non-interest income in 2005 and approximately 83% in 2004, reflecting the overall increase in the serviced loan portfolio. The average serviced loan portfolio on which servicing fees are collected increased approximately 10.2%, from $1.37 billion to $1.51 billion.
     Total non-interest expense for the year ended December 31, 2005 was $35.1 million as compared to $34.6 million for 2004. Following is a discussion of the increase of $0.5 million, or 1.4%.
     Personnel expenses increased approximately $0.7 million, or 3.2%, to $22.6 million compared to $21.9 million. The increase is primarily the result of a $0.4 million increase in stock compensation expense related to restricted stock granted to certain directors, officers and employees from $2.1 million for the year ended December 31, 2004 to $2.5 million for the year ended December 31, 2005, and an increase of $0.2 million in salaries and commissions from $14.5 million for the year ended December 31, 2004 to $14.7 million for the year ended December 31, 2005. The increase in salaries was primarily due to staffing needs resulting from our efforts to comply with Sarbanes Oxley requirements and the increase in commissions was due the increase in loan origination volume.
     Loan origination and servicing expenses increased $0.2 million, or 14.3% from $1.4 million to $1.6 million. The increase is directly related to an increase in loan originations from $243.0 million to $268.0 million, and an increase in the servicing portfolio from $1.37 billion to $1.51 billion for the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services.

     The provision for recourse liability decreased $2.9 million, or 93.5% from $3.1 million to $0.2 million as a result of our buy-out of our recourse obligation with Vanderbilt. As a result of the buyout, we no longer will be required to take as a charge against earnings, over the remaining life of the loan pool, the difference between the book amount of the recourse liability, which was based on net present value, and the then current dollars paid out to satisfy the recourse requirement.
     Write-down of residual interest increased $0.7 million due to the write-off of our residual interest in the 2002-A securitization as a result of the effects of Hurricane Katrina and Hurricane Rita.
     Securitized loan transactions completed during years 2002 and 2001 were structured as loan sales for accounting purposes. As a result, our predecessor companies recorded an asset representing their residual interests in the loans at the time of sale, based on the discounted values of the projected cash flows over the expected life of the loans sold. During the year ended December 31, 2005, we wrote-off our remaining $0.7 million residual interest in the 2002-A securitization as a result of the effects of Hurricane Katrina and Hurricane Rita. Since 2002, neither we nor our predecessor has structured a securitization transaction in a manner requiring gain on sale treatment, nor is it our intention to do so in the future. As of December 31, 2005 we had no retained interests in loan securitizations remaining on our consolidated balance sheet.
     We incurred a loss of $0.8 million as a result of our buy-out of our recourse obligation with Vanderbilt.
     As a national loan originator and servicer of manufactured housing loans, we are required to be licensed in all states in which we conduct business. Accordingly, we are subject to taxation by the states in which we conduct business. Depending on the individual state, taxes may be based on proportioned revenue, net income, capital base or asset base. During the year ended December 31, 2005 we incurred state taxes of $369,000 as compared to $312,000 during the year ended December 31, 2004.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased $1.1 million, or 14.1%, from $7.8 million to $8.9 million. This increase is primarily the result of a $1.0 million, or 111.1% increase in professional fees from $0.9 million to $1.9 million. The increase in professional fees is primarily due to Sarbanes Oxley compliance related costs. Occupancy and equipment, office expense and telephone expense increased a total of $0.1 million, or 2.2%, from $4.4 million to $4.5 million. Travel and entertainment expense was $1.4 million during both 2005 and 2004. Miscellaneous expenses were $1.1 million during both 2005 and 2004.

Results of Operations for the Years Ended December 31, 2004 and December 31, 2003 (pro forma of Origen Financial Inc.)
     The following schedule is a presentation of the results of operations for the twelve months ended December 31, 2004, of Origen Financial, Inc. and a pro forma presentation of the combined results of operations, for the year 2003, of Origen Financial L.L.C. (January 1, 2003 through October 7, 2003) and Origen Financial, Inc. (October 8, 2003 through December 31, 2003). The historical results of Origen Financial L.L.C. for 2003 have been combined with those of Origen Financial, Inc. because we feel this comparison is the most meaningful since the operations were substantially the same for all of 2003 and there was no significant difference between the cost basis of Origen Financial L.L.C.’s assets and their respective fair values at October 8, 2003.

	2004	2003
	(in thousands)
Interest Income
Total interest income	$42,479	$23,737
Total interest expense	15,020	13,826

Net interest income before loan losses	27,459	9,911
Provision for credit losses and impairment	7,053	5,533

Net interest income after loan losses	20,406	4,378
Non-interest income	11,184	10,237
Non-interest Expenses
Personnel	21,947	20,206
Loan origination and servicing	1,354	1,199
Provision for recourse liability	3,132	—
Write down of residual interest	25	5,084
State business taxes	312	121
Other operating	7,786	10,436

Total non-interest expense	34,556	37,046

Net loss	$(2,966)	$(22,431)

     Loan originations increased $54.9 million, or 29.1% from $188.4 million to $243.0 million. For the year 2004, chattel loans comprised approximately 97% of loans originated compared to approximately 95% for year 2003. The balance of loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.
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
     Interest income on other interest earning assets increased from $0.03 million to $2.6 million. The increase was primarily the result of purchases during 2004 of asset-backed securities, which are collateralized by manufactured housing loans. Investments in such securities amounted to $37.6 million at December 31, 2004. Other interest earning assets in 2003 consisted primarily of restricted cash in the form of servicing related escrow accounts.
     Interest expense increased to $15.0 million from $13.8 million, or 8.7%. Average interest-bearing liabilities increased from $237.6 million to $362.6 million. However the interest rate on interest bearing liabilities decreased from 5.8% to 4.1%. In the absence of other capital sources prior to the $150.0 million private placement of our common stock in October 2003, it was necessary to rely on high cost, short-term borrowed funds. The historically low rates on loan funding facilities accessed during 2003 were partially offset by the continued use of high cost borrowings to fund shortfalls in cash from operations through October 7, 2003. Our capital position improved in 2004 as a result of our private placement and initial public offering of common stock in May 2004 and our February 2004 and September 2004 securitizations.

     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$464,578	$39,862	8.58%	$250,193	$23,707	9.48%
Investment securities	28,109	2,397	8.53%	—	—	—
Other	18,855	220	1.17%	3,449	30	0.87%

Total	$511,542	$42,479	8.30%	$253,642	$23,737	9.36%

Interest bearing liabilities:
Loan funding facilities	$344,502	$14,582	4.23%	$236,245	$13,770	5.83%
Repurchase agreements	17,573	399	2.27%	—	—	—
Notes payable – servicing advances	553	39	7.05%	1,333	56	4.20%

Total	$362,628	$15,020	4.14%	$237,578	$13,826	5.82%

Net interest income and interest rate spread		$27,459	4.16%		$9,911	3.54%

Net yield on average interest earning assets			5.37%			3.91%

     The following table sets forth the changes in the components of net interest income for the year ended December 31, 2004 compared to the year ended December 31, 2003 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$20,314	$(4,159)	$16,155
Investment securities	2,397	—	2,397
Other	134	56	190

Total interest income	$22,845	$(2,230)	$18,742

Interest bearing liabilities:
Loan funding facilities	$6,310	$(5,498)	$812
Repurchase agreements	399	—	399
Notes payable – servicing advances	(33)	16	(17)

Total interest expense	$6,676	$(5,482)	$1,194

Increase in net interest income			$17,548

     Monthly provisions are made to the allowance for general loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The provision for credit losses increased $1.6 million, or 29.0%, from $5.5 million to $7.1 million. The increase is primarily related to the increase in the outstanding principal balance of the loan portfolio through new loan originations offset by charge-offs. However, our provision for mortgage loan losses has not increased at the same rate as our mortgage loan portfolio due to the improved credit quality and reduced charge-offs of our new originations. Delinquency rates on more recent vintage year loans have shown consistent improvement. At December 31, 2004, 81.7% of our owned loan portfolio was originated after December 31, 2001, compared with 67.6% at December 31, 2003. This is significant because in 2002 we introduced a significantly improved internally developed credit-scoring model, TNG, and implemented new underwriting procedures around this model, both of which greatly improved the quality of our loan originations.
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

     Total non-interest expense for 2004 was $34.6 million as compared to $37.0 million for 2003. Following is a discussion of the decrease of $2.4 million, or 6.5%.
     Total personnel expenses increased $1.7 million or 8.4% from $20.2 million to $21.9 million. Salaries and commissions increased 12.4%, from $12.9 million to $14.5 million as a result of the increase during 2004 in the average number of full time employee equivalents from 252 to 265, the cost of a December 2004 reduction in force of approximately 8% of our authorized positions, and increased commissions due to increased sales. The expenses incurred in relation to the reduction in force consisted primarily of severance payments and employee relocation costs. As a consequence of the reduction in force, it was necessary to require several employees to relocate in response to changed responsibilities. The cost of the reduction in force and related relocations was approximately $500,000. The most significant increase in personnel expense in 2004 resulted from stock compensation expenses incurred under our Equity Incentive Plan. This non-cash expense increased from $0.1 million in 2003 to $2.1 million in 2004. The plan did not go into effect until the last quarter of 2003, following our October 2003 $150.0 million private placement of common stock. The number of shares of common stock granted under the Equity Incentive Plan increased from 182,500 to 589,500. The cost of the stock grants is being amortized over the related service periods. The increase in salaries and stock compensation expense was partially offset by a decrease in total bonus expense of $1.6 million. Of the $1.5 million of bonus expense in 2004, $300,000 related to quarterly incentive payments, primarily to non-management personnel. For 2003, approximately $1.0 million of the total bonus expense of $3.1 million related to such non-annual payments.
     Loan origination and servicing expenses increased $0.2 million, or 16.7% to $1.4 million from $1.2 million for the years ended December 31, 2004 and 2003, respectively. The increase was directly related to the increase in loan originations to $243.0 million from $188.4 million and an increase in the servicing portfolio to $1.37 billion from $1.29 billion for the years ended December 31, 2004 and 2003, respectively. The increase in these costs was partially mitigated by the consolidation of the majority of our origination operations in Southfield, Michigan and the consolidation and streamlining of much of our repossession operations in our Fort Worth, Texas offices in 2004.
     In the fourth quarter 2004, $3.1 million was added, through a charge against earnings, to the provision for losses on loans sold with recourse. No additional provision for loan recourse losses was made in year 2003. The primary reason for the increase to the provision for losses related to a pool of loans sold, with full recourse, by our predecessor in 2000. During the fourth quarter of 2004, this pool of loans experienced actual losses in excess of those estimated previously, largely due, in our estimation, to the difficult economy in Michigan during 2004 and the effect of the hurricanes of 2004. The loans in the pool included a significant amount of Michigan originations and the difficult Michigan economy caused an increase in late stage delinquencies. The increased loss provision was based on an increase in the estimated cumulative life-time losses on the remaining loans in the pool and the resulting impact on the calculated present value of expected future obligations. The original pool balance was $114.4 million. The pool balance at December 31, 2004 is $45.1 million.
     Securitized loan transactions completed during years 2002 and 2001 were structured as loan sales for accounting purposes. As a result, our predecessor companies recorded an asset representing residual interests in the loans at the time of sale, based on the discounted values of the projected cash flows over the expected life of the loans sold. Due to deterioration (beginning in 2002 and accelerating in 2003) in the credit performance of these sold loans as compared to the initially projected performance, it was necessary to adjust the carrying value of these residual interests by $25,000 in 2004 compared to a write down of $5.0 million in 2003. The remaining residual balance at December 31, 2004 was approximately $724,000.
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
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased by approximately $3.1 million, or 2.8%, from $7.8 million to $10.9 million. This decrease was primarily the result of a decrease of $2.6 million in other operating expenses, the details of which are discussed below.

     Occupancy and equipment, office expense and telephone expense decreased by a total of approximately $0.3 million, or 6.3%, from $4.7 million to $4.4 primarily as a result of consolidating a significant amount of our loan origination functions to Southfield, Michigan in April 2003.
     Professional fees decreased $1.8 million, or 66.7%, from $2.7 million to $0.9 million. The primary reasons for the decrease related to a reduction in the use of outside professionals and consultants that were used prior to October 2003 as we attempted to raise capital, undertook certain licensing efforts, pursued several information technology initiatives and incurred various other legal expenses.
     Travel and entertainment and miscellaneous expenses decreased approximately $0.5 million from $3.0 million to $2.5 million. The decrease was primarily the result of $1.7 million in costs associated with minority interests in 2003, offset by an increase of approximately $1.1 million in director and officer liability insurance related to our formation as a REIT in October 2003 and our becoming a publicly traded company following our initial public offering in May 2004.
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At December 31, 2005 we had approximately $8.3 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the year ended December 31, 2005, totaled $18.2 million versus cash used in operating activities of $8.6 million for the year ended December 31, 2004. Cash used in investing activities was $229.2 million in the year ended December 31, 2005 versus $245.1 million for the year ended December 31, 2004. Cash used to originate and purchase loans increased 13.7%, or $37.0 million, to $306.8 million for the year ended December 31, 2005 compared to $269.8 million for the year ended December 31, 2004. The increased origination volume is a result of increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. Principal collections on loans totaled $75.6 million for the year ended December 31, 2005 as compared to $54.2 million for the year ended December 31, 2004, an increase of $21.4 million, or 39.5%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $667.1 million for the year ended December 31, 2005 compared to $464.6 million for the year ended December 31, 2004, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.
     The primary source of cash during the year ended December 31, 2005 was approximately $320.6 million in net proceeds from two securitized financing transactions, one completed in May 2005 and the other completed in December 2005. Proceeds from the securitizations were used primarily to pay down the aggregate balances of the notes outstanding under our loan funding facility with Citigroup.
     On May 12, 2005, we completed our 2005-A securitized financing transaction for approximately $190.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $165.3 million. Net proceeds from the transaction totaled approximately $165.3 million, of which approximately $156.2 million was used to reduce the aggregate balances of notes outstanding under our Citigroup warehouse financing.
     On December 15, 2005, we completed our 2005-B securitized financing transaction for approximately $175.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $156.2 million. Net proceeds from the transaction totaled approximately $155.3 million, of which approximately $148.4 million was used to reduce the aggregate balances of notes outstanding under our Citigroup warehouse financing.

     Continued access to the securitization market is very important to our business. The proceeds from successful securitization transactions generally are applied to paying down our other short-term credit facilities giving us renewed borrowing capacity to fund new loan originations. Numerous factors affect our ability to complete a successful securitization, including factors beyond our control. These include general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt. In the event these factors are unfavorable our ability to successfully complete securitization transactions is impeded and our liquidity and capital resources are affected negatively. There can be no assurance that current favorable conditions will continue or that unfavorable conditions will not return.
     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in April 2005, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to approximately 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $15 million supplemental advance amount that is collateralized by our residual interests in the 2004-A, 2004-B, 2005-A and 2005-B securitizations. The facility matures on March 23, 2006. The outstanding balance on the facility was approximately $65.4 million and $107.4 million at December 31, 2005 and 2004, respectively. It is anticipated that the facility will be renewed with terms no less favorable than the current terms.
     We currently have four separate repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing our residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities and residual interests with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million at December 31, 2005, and $18.4 million, $1.8 million, $0 and $0, at December 31, 2004.
     We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility we can borrow up to $5.0 million to fund required principal and interest advances on manufactured housing loans that we service for outside investors. Borrowings under the facility are repaid when we collect monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, we have granted JPMorgan Chase a security interest in substantially all our assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $2.2 million at December 31, 2005. There was no outstanding balance at December 31, 2004.
     In September 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock we may sell under the registration statement from time to time, we have registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. It is anticipated that these shares of common stock will be sold at the price of our common stock prevailing at the time of sale.

     In addition to borrowings under our credit facilities and issuances of securitized notes, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2005 (in thousands):

		Less than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter
Notes payable – Citigroup (1)	$65,411	$49,058	$16,353	$—	$—
Notes payable – 2004-A securitization (2)	138,257	18,147	32,203	24,588	63,319
Notes payable – 2004-B securitization (3)	136,229	17,881	31,731	24,227	62,390
Notes payable – 2005-A securitization (4)	150,471	19,750	35,048	26,760	68,913
Notes payable – 2005-B securitization (5)	153,546	20,154	35,764	27,307	70,321
Repurchase agreement (6)	23,582	23,582	—	—	—
Operating leases	4,321	1,090	1,729	951	551

Total Contractual Obligations	$671,817	$149,662	$152,828	$103,833	$265,494

(1)	Origen Financial L.L.C. and Origen Securitization Company, LLC, one of our special purpose entity subsidiaries, are borrowers under the short-term securitization facility with Citigroup.

(2)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-A, is the issuer of the notes payable under the 2004-A securitization.

(3)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-B, is the issuer of the notes payable under the 2004-B securitization.

(4)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-A, is the issuer of the notes payable under the 2005-A securitization.

(5)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-B, is the issuer of the notes payable under the 2005-B securitization.

(6)	Origen Financial L.L.C. is the borrower under the Citigroup repurchase agreement.
     Our long-term liquidity and capital requirements consist primarily of funds necessary to originate and hold manufactured housing loans, acquire and hold manufactured housing loans originated by third parties and expand our loan servicing operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we will require external sources of capital, which may include sales of shares of our common stock, preferred stock, debt securities, convertible debt securities and third-party borrowings (either pursuant to our shelf registration statement on Form S-3 or otherwise). We intend to continue to access the asset-backed securities market for the long-term financing of our loans in order to match the interest rate risk between our loans and the related long-term funding source. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general capital market and economic conditions, general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for equity and debt securities, including securitized debt securities.
     Cash generated from operations, borrowings under our Citigroup facility, loan securitizations, borrowings against our securitized loan residuals, convertible debt, equity interests or additional debt financing arrangements (either pursuant to our shelf registration statement on Form S-3 or otherwise) will enable us to meet our liquidity needs for at least the next twelve months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If market conditions require, loan purchase opportunities become available, or favorable capital opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock.

     The risks associated with the manufactured housing business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For our finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect our financial condition, results of operations and liquidity.
Forward-Looking Statements
     This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-K that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Form 10-K. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include:
•	the performance of our manufactured housing loans;

•	our ability to borrow at favorable rates and terms;

•	the supply of manufactured housing loans;

•	interest rate levels and changes in the yield curve (which is the curve formed by the differing Treasury rates paid on one, two, three, five, ten and 30 year term debt);

•	our ability to use hedging strategies to insulate our exposure to changing interest rates;

•	changes in, and the costs associated with complying with, federal, state and local regulations, including consumer finance and housing regulations;

•	applicable laws, including federal income tax laws;

•	general economic conditions in the markets in which we operate;
and those referenced in Item 1A, under the headings entitled “Risk Factors” contained in this Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to us on the date of this Form 10-K. We do not intend to update or revise any forward-looking statements that we make in this document or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.
     The outstanding balance of our variable rate debt, under which we paid interest at various LIBOR rates plus a spread, totaled $91.2 million and $107.4 million at December 31, 2005 and 2004, respectively. If LIBOR increased or decreased by 1.0% during the years ended December 31, 2005 and 2004, we believe our interest expense would have increased or decreased by approximately $1.6 million and $1.6 million, respectively, based on the $155.0 million and $157.2 million average balance outstanding under our variable rate debt facilities for the years ended December 31, 2005 and 2004, respectively. We had no variable rate interest earning assets outstanding during the years ended December 31, 2005 or 2004.
     The following table shows the contractual maturity dates of our assets and liabilities at December 31, 2005. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$8,307	$—	$—	$—	$8,307
Restricted cash	13,635	—	—	—	13,635
Loans receivable, net	25,339	75,520	315,637	351,914	768,410
Investments	—	—	—	41,914	41,914
Furniture, fixtures and equipment, net	285	890	2,383	—	3,558
Goodwill	—	—	—	32,277	32,777
Other assets	10,486	7,067	4,675	2,674	24,902

Total assets	$58,052	$83,477	$322,695	$428,779	$893,003

Liabilities and Stockholders’ Equity
Warehouse financing	$12,265	$36,794	$16,352	$—	$65.411
Securitization financing	19,076	56,855	237,629	264,943	578.503
Repurchase agreements	23,582	—	—	—	23.582
Notes payable – servicing advances	2,212	—	—	—	2,212
Recourse liability	15	40	137	100	292
Other liabilities	21,723	299	—	1,030	23,052

Total liabilities	78,873	93,988	254,118	266,073	693,052

Preferred stock	—	—	—	125	125
Common stock	—	—	—	255	255
Paid-in-capital	—	—	—	220,792	220,792
Accumulated other comprehensive loss	(5)	20	128	764	907
Unearned stock compensation	(594)	(815)	(1,017)	—	(2,426)
Distributions in excess of earnings	—	—	—	(19,702)	(19,702)

Total stockholders’ equity	(599)	(795)	(889)	202,234	199,951

Total liabilities and stockholders’ equity	$78,274	$93,193	$253,229	$468,307	$893,003

Interest sensitivity gap	$(20,222)	$(9,716)	$69,466	$(39,528)
Cumulative interest sensitivity gap	$(20,222)	$(29,938)	$39,528	—
Cumulative interest sensitivity gap to total assets	(2.26)%	(3.35)%	4.43%	—
     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable which fixes our cost of funds associated with the loans over the lives of such loans.
     In February 2005, we entered into a forward starting interest rate swap for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of our planned 2005-A securitization transaction completed in May 2005. Under the terms of the swap we paid a fixed rate of 4.44% and received a floating rate equal to the one month LIBOR rate on a beginning notional balance of $132.9 million. The cost to terminate this hedge in May 2005 was approximately $410,000. This amount will be amortized over the expected life of the securitization transaction.

     In May 2005 and September 2005, we entered into four forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of our planned 2005-B securitization transaction completed in December 2005. These hedging transactions were structured at inception to meet the criteria set forth in SFAS 133 in order to allow us to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives were included in other comprehensive income and began to be amortized over the expected life of the related securitization transaction upon completion of the securitization transaction. Under the terms of the swaps we paid fixed rates of 4.21%, 4.47%, 4.37% and 4.12% and received a floating rate equal to the one month LIBOR rate on beginning notional balances of $53.0 million, $47.0 million, $17.0 million and $14.0 million, respectively. As a result of the termination of the hedges during December 2005 we received approximately $2.7 million. This amount will be amortized over the expected life of the securitization transaction.
     In January 2006, we entered into a forward starting interest rate swap for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of our planned securitization transaction to be completed mid-2006. We have designated the swaps as cash flow hedges for accounting purposes. Under the terms of the swap we will pay a fixed rate of 4.79% and receive a floating rate equal to the one month LIBOR rate on a beginning notional balance of $44.0 million. The first payment is scheduled for June 30, 2006. A rise in rates during the interim period would increase our borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction. The hedging transaction was structured at inception to meet the criteria set forth in SFAS 133 in order to allow us to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives are included in other comprehensive income and such amounts will be amortized into earnings upon completion of the planned transaction. In the event that we are unable to or decline to enter into the securitization transaction or if the completion of the securitization transaction is significantly delayed, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS 133.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by contractual maturity at December 31, 2005, (dollars in thousands):

	Contractual Maturity
						There-
	2006	2007	2008	2009	2010	after	Total
Interest sensitive assets
Loans receivable	$100,858	$94,878	$84,102	$73,207	$63,450	$351,915	$768,410
Average interest rate	9.56%	9.56%	9.56%	9.56%	9.56%	9.56%	9.56%
Interest bearing deposits	20,930	—	—	—	—	—	20,930
Average interest rate	1.33%	—	—	—	—	—	1.33%
Investments	—	—	—	—	—	41,914	41,914
Average interest rate	—	—	—	—	—	9.30%	9.30%

Total interest sensitive assets	$121,788	$94,878	$84,102	$73,207	$63,450	$393,829	$831,254

Interest sensitive liabilities
Warehouse financing	$49,058	$16,353	$—	$—	$—	$—	$65,411
Average interest rate	5.18%	5.18%	—	—	—	—	5.18%
Securitization financing	75,932	71,429	63,317	55,115	47,768	264,942	578,503
Average interest rate	5.01%	5.01%	5.01%	5.01%	5.01%	5.01%	5.01%
Repurchase agreements	23,582	—	—	—	—	—	23,582
Average interest rate	4.17%	—	—	—	—	—	4.17%
Notes payable – servicing advance	2,212	—	—	—	—	—	2,212
Average interest rate	7.46%	—	—	—	—	—	7.46%
Recourse liability	55	44	36	30	26	100	292
Average interest rate	10.93%	10.93%	10.93%	10.93%	10.93%	10.93%	10.93%

Total interest sensitive liabilities	$150,839	$87,827	$63,353	$55,145	$47,794	$265,042	$670,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:
(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions involving our assets;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by our independent registered public accounting firm, Grant Thornton LLP, as stated in their report which appears herein.
Respectfully,

/s/ Ronald A. Klein
Ronald A, Klein, Chief Executive Officer

/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief Financial Officer
March 15, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Origen Financial, Inc.
We have audited the accompanying consolidated balance sheets of Origen Financial, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2005 and 2004, and for the period from October 8, 2003 to December 31, 2003. We have also audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows of Origen Financial L.L.C. for the period from January 1, 2003 to October 7, 2003. These consolidated financial statements for Origen Financial, Inc. and Origen Financial L.L.C. are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origen Financial, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years ended December 31, 2005 and 2004, and the period from October 8, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the financial statements referred to above for Origen Financial L.L.C. present fairly, in all material respects, the results of its operations and cash flows for the period from January 1, 2003 to October 7, 2003 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Origen Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 15, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Origen Financial, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Origen Financial, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Origen Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2005 and 2004, and for the period from October 7, 2003 to December 31, 2003, and our report dated March 15, 2006, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 15, 2006

Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
As of December 31, 2005 and 2004

	2005	2004
ASSETS
Assets
Cash and cash equivalents	$8,307	$9,293
Restricted cash	13,635	9,222
Investments held to maturity	41,914	37,622
Loans receivable, net of allowance for losses of $10,017 and $5,315, respectively	768,410	563,268
Furniture, fixtures and equipment, net	3,558	2,336
Goodwill	32,277	32,277
Other assets	24,902	28,529

Total assets	$893,003	$682,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$65,411	$107,373
Securitization financing	578,503	328,388
Repurchase agreement	23,582	20,153
Notes payable — servicing advances	2,212	—
Recourse liability	292	6,603
Other liabilities	23,052	16,564

Total liabilities	693,052	479,081

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at December 31, 2005 and December 31, 2004	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,450,726 and 25,215,400 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	255	252
Additional paid-in-capital	220,792	219,121
Accumulated other comprehensive income (loss)	907	(1,807)
Unearned stock compensation	(2,426)	(2,790)
Distributions in excess of earnings	(19,702)	(11,435)

Total stockholders’ equity	199,951	203,466

Total liabilities and stockholders’ equity	$893,003	$682,547

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

				Origen
	Origen Financial, Inc.			Financial L.L.C.
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Interest Income
Total interest income	$59,391	$42,479	$7,339	$16,398
Total interest expense	28,468	15,020	2,408	11,418

Net interest income before loan losses and impairment	30,923	27,459	4,931	4,980
Provision for credit losses	12,691	7,053	768	4,765
Impairment of purchased loan pool	428	—	—	—

Net interest income after loan losses and impairment	17,804	20,406	4,163	215
Non-interest income	14,651	11,184	2,880	7,357
Non-interest Expenses
Personnel	22,550	21,947	3,862	16,344
Loan origination and servicing	1,603	1,354	258	941
Provision for recourse liability	218	3,132	—	—
Write down of residual interest	724	25	—	5,084
Loss on recourse buyout	792	—	—	—
State business taxes	369	312	103	18
Other operating	8,858	7,786	1,323	9,113

Total non-interest expense	35,114	34,556	5,546	31,500

NET INCOME (LOSS)	$(2,659)	$(2,966)	$1,497	$(23,928)

Weighted average common shares outstanding	24,878,116	21,439,029	15,060,000	NA

Weighted average common shares outstanding, diluted	24,878,116	21,439,029	15,171,364	NA

Earnings (loss) per common share:
Basic	$(0.11)	$(0.14)	$0.10	NA

Diluted	$(0.11)	$(0.14)	$0.10	NA

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

				Origen Financial
	Origen Financial, Inc.			L.L.C.
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Net income (loss)	$(2,659)	$(2,966)	$1,497	$(23,928)

Other comprehensive income:
Net unrealized gain (loss) on interest rate swaps	2,339	(1,874)	(20)	(321)
Reclassification adjustment for net realized (gains) losses included in net income (loss)	375	87	—	—

Total other comprehensive income (loss)	2,714	(1,787)	(20)	(321)

Comprehensive income (loss)	$55	$(4,753)	$1,477	$(24,249)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

				Accumulated
			Additional	Other	Unearned	Distributions
	Preferred	Common	Paid in	Comprehensive	Stock	In Excess	Total
	Stock	Stock	Capital	Income (loss)	Compensation	Earnings	Equity
Origen Financial L.L.C.
Balance January 1, 2003	$—	$—	$39,106	$—	$—	$(28,802)	$10,304
Net loss	—	—	—	—	—	(23,928)	(23,928)
Interest rate swap valuation	—	—	—	(321)	—	—	(321)

Balance October 7, 2003	$—	$—	$39,106	$(321)	$—	$(52,730)	$(13,945)
Contribution to Origen Financial, Inc.	—	—	(39,106)	321	—	52,730	13,945

Origen Financial, Inc.
Balance October 8, 2003	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock, net	—	150	142,066	—	—	—	142,216
Issuance of restricted stock	—	2	1,223	—	(1,225)	—	—
Stock award amortization	—	—	—	—	111	—	111
Net income	—	—	—	—	—	1,497	1,497
Net unrealized gain (loss) on interest rate swaps	—	—	—	(20)	—	—	(20)
Cash distribution declared ($0.10)	—	—		—	—	(1,484)	(1,484)

Balance December 31, 2003	$—	$152	$143,289	$(20)	$(1,114)	$13	$142,320
Issuance of common stock, net	—	96	72,083	—	—	—	72,179
Issuance of preferred stock, net	125	—	(38)	—	—	—	87
Issuance of restricted stock	—	4	4,034	—	(4,038)	—	—
Forfeiture of restricted stock	—	—	(247)	—	247	—	—
Stock award amortization	—	—	—	—	2,115	—	2,115
Net loss	—	—	—	—	—	(2,966)	(2,966)
Net unrealized gain (loss) on interest rate swaps	—	—	—	(1,874)	—	—	(1,874)
Reclassification adjustment for net realized (gains) losses included in net loss	—	—	—	87	—	—	87
Cash distribution paid ($0.35)	—	—	—	—	—	(8,482)	(8,482)

Balance December 31, 2004	$125	$252	$219,121	$(1,807)	$(2,790)	$(11,435)	$203,466
Issuance of restricted stock	—	3	2,188	—	(2,191)	—	—
Retirement of restricted stock	—	—	(449)	—	—	—	(449)
Forfeiture of restricted stock	—	—	(68)	—	68	—	—
Stock award amortization	—	—	—	—	2,487	—	2,487
Net loss	—	—	—	—	—	(2,659)	(2,659)
Net unrealized gain (loss) on interest rate swaps	—	—	—	2,339	—	—	2,339
Reclassification adjustment for net realized (gains) losses included in net loss	—	—	—	375	—	—	375
Cash distribution paid ($0.22)	—	—	—	—	—	(5,608)	(5,608)

Balance December 31, 2005	$125	$255	$220,792	$907	$(2,426)	$(19,702)	$199,951

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows
(In thousands)

				Origen Financial
	Origen Financial, Inc.			L.L.C.
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Cash Flows From Operating Activities
Net income (loss)	$(2,659)	$(2,966)	$1,497	$(23,928)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for credit losses and recourse liability	12,909	10,185	768	4,765
Impairment of purchased loan pool	428	—	—	—
Write-down of residual interest	724	25	—	5,084
Impairment of deferred purchase price receivable	—	168	—	—
Depreciation and amortization	5,822	5,251	765	2,476
Amortization of unearned stock compensation	2,487	2,114	—	—
Proceeds from sale of loans	761	—	—	620
Proceeds from deferred purchase price receivable	312	731	214	735
Increase in other assets	(2,576)	(4,833)	(14,025)	(3,404)
Decrease in recourse liability	(6,529)	(5,269)	(1,872)	(2,708)
Increase in accounts payable and other liabilities	6,488	3,200	3,812	8,718

Net cash provided by (used in) operating activities	18,167	8,606	(8,841)	(7,642)
Cash Flows From Investing Activities
(Increase) decrease in restricted cash	(4,413)	(3,205)	3,636	(6,874)
Purchase of investment securities	(4,107)	(37,622)	—	—
Origination and purchase of loans	(306,814)	(269,825)	(101,835)	(144,146)
Principal collections on loans	75,571	54,245	11,683	34,201
Proceeds from sale of repossessed houses	12,665	11,942	978	5,083
Capital expenditures	(2,085)	(660)	(127)	(811)

Net cash used in investing activities	(229,183)	(245,125)	(85,665)	(112,547)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	—	95	—	—
Net proceeds from issuance of common stock	—	72,176	141,616	—
Retirement of restricted stock	(449)	—	—	—
Redemption of preferred interests in Origen Securitization Company, LLC	—	—	(45,617)	—
Repayment of note payable-Sun Home Services	—	—	(63,055)	—
Proceeds from minority interest investment	—	—	—	43,955
Dividends paid	(5,608)	(9,966)	—	—
Proceeds upon termination of hedging transaction	2,749	—	—	—
Payment upon termination of hedging transaction	(410)	(1,876)	—	—
Proceeds from securitizations	320,567	368,801	—	—
Repayment of notes payable — securitizations	(70,498)	(40,428)	—	—
Proceeds from advances under repurchase agreements	5,243	25,676	—	28,915

				Origen Financial
	Origen Financial, Inc.			L.L.C.
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Repayment of advances under repurchase agreements	(1,814)	(5,523)	—	(170,000)
Proceeds from warehouse financing	282,591	341,380	75,735	640,824
Repayment of warehouse financing	(324,553)	(507,412)	(11,633)	(422,584)
Change in servicing advances, net	2,212	(4,037)	3,208	—

Net cash provided by financing activities	210,030	238,886	100,254	121,110

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(986)	2,367	5,748	921
Cash and cash equivalents, beginning of period	9,293	6,926	1,178	257

Cash and cash equivalents, end of period	$8,307	$9,293	$6,926	$1,178

Supplemental disclosures of cash flow information:
Interest paid	$27,381	$13,368	$2,003	$8,312
Non cash financing activities:
Restricted stock issued as unearned compensation	$2,191	$3,791	$1,225	$—
Loans transferred from repossessed assets and held for sale	$20,233	$22,330	$2,534	$9,541
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
     The Company was formed on October 8, 2003 with the completion of a private placement of 15,000,000 shares of its common stock. The consolidated statements of operations and cash flows are presented for the years ending December 31, 2005 and 2004, the period from October 8, 2003 through December 31, 2003 and the period from January 1, 2003 through October 7, 2003.
     The Company is a Delaware corporation which has elected to be taxed as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2003. The Company’s business is to originate, purchase and service manufactured housing loans. The Company’s manufactured housing loans are generally conventionally amortizing loans that generally range in amounts from $10,000 to $250,000 and have terms of seven to thirty years and are located throughout the United States. Currently, most of the Company’s activities are conducted through Origen Financial L.L.C., which is a wholly-owned subsidiary. The Company conducts the rest of its business operations through one or more other subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and to ensure compliance with the federal income tax rules applicable to REITs.
     The Company generally securitizes or places the manufactured housing loans it originates with institutional investors and retains the rights to service the loans on behalf of those investors.
Basis of Financial Statement Presentation
     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries. All significant intercompany amounts have been eliminated. Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.
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
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including significant estimates regarding allowances for loan losses, recourse liabilities, impairment of retained interests and goodwill. Actual results could differ from those estimates.
Cash and Cash Equivalents
     Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to loans serviced for others that is held in trust for subsequent payment to the owners of those loans.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
Loans Receivable
     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. All loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are accounted for as described below. Interest on loans is credited to income when earned. Loans receivable include accrued interest and are presented net of deferred loan origination costs and an allowance for estimated loan losses.
Allowance for Credit Losses
     The allowance for possible credit losses is maintained at a level believed adequate by management to absorb losses on loans in the Company’s loan portfolio. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company provides an accrual for loan losses when it is probable that a loan asset has been impaired and the amount of such loss can be reasonably estimated. The Company’s loan portfolio is comprised of homogenous manufactured housing loans with average loan balances of less than $50,000. The allowance for credit losses is developed at a portfolio level and the amount of the allowance is determined by applying a probability weighting to a calculated range of losses. A range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using the Company’s current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent) and by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Based on Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” the Company then makes a determination of the best estimate within the calculated range of credit losses. Such determination may include, in addition to historical charge-off experience, the impact of changed circumstances on current impairment of the loan portfolio. The accrual of interest is discontinued when a loan becomes more than 90 days past due. Cash receipts on impaired loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The allowance for credit losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.
Investment Securities
     Except for debt securities acquired with evidence of deterioration of credit quality since origination, which are accounted for as described below, the Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. The securities are classified as held-to-maturity and are carried on the Company’s balance sheet at amortized cost. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The Company accounts for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans,” as well as the AICPA’s Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $35.1 million and $8.6 million, respectively, at December 31, 2005 and $40.1 million and $2.8 million, respectively, at December 31, 2004, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheet.
     The Company adopted the provisions of SOP 03-3 in January 2005 and applies those provisions to loan pools and debt securities acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. Purchased loans and debt instruments acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash flows.
     Under the provisions of SOP 03-3, each static pool of loans and debt securities is statistically modeled to determine its projected cash flows. The Company considers historical cash collections for loan pools and debt securities with similar characteristics as well as expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each pool of loans and debt security. An internal rate of return is calculated for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the internal rate of return applied to the remaining balance of each static pool of accounts. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the internal rate of return is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning January 2005, if revised cash flow estimates are less than the original estimates, SOP 03-3 requires that the internal rate of return remain unchanged and an immediate impairment be recognized. For loans acquired with evidence of deterioration of credit quality, if cash flow estimates increase subsequent to recording an impairment, SOP 03-3 requires reversal of the previously recognized impairment before any increases to the internal rate of return are made. For any remaining increases in estimated future cash flows for loan pools or debt securities acquired with evidence of deterioration of credit quality, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the loan pool or debt security.
     Application of the interest method of accounting requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an immediate impairment being recognized.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets as follows:

Furniture and fixtures	7 years
Computers	5 years
Software	3 years
Leasehold improvements	Shorter of useful life or lease term
Goodwill
     The Company has recorded goodwill in connection with the acquisition of Origen Financial L.L.C. at the time of the formation transaction on October 8, 2003. The net assets acquired were recorded at fair value, which resulted in goodwill of $32.3 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS 142, “Goodwill and Other Intangible Assets,” requires the Company to test its recorded goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For purposes of testing impairment, the Company has determined that it is a single reporting unit and the goodwill was allocated accordingly. The initial and ongoing estimate of the fair value of the Company is based on assumptions and projections prepared by the Company. This amount is then compared to the net book value of the Company. If the estimated fair value is less than the carrying amount of the goodwill, then an impairment charge is recorded to reduce the asset to its estimated fair value. No impairment was recorded in 2005 or 2004.
Other Assets
     Other assets are comprised of prepaid expenses, deferred financing costs, servicing rights, repossessed houses, retained interests in loan securitizations and other miscellaneous receivables. Prepaid expenses are amortized over the expected service period. Deferred financing costs are capitalized and amortized over the life of the corresponding obligation.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
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
     The carrying amount of loan servicing rights is assessed for impairment by comparison to fair value and a valuation allowance is established through a charge to earnings in the event the carrying amount exceeds the fair value. Fair value is estimated based on the present value of expected future cash flows and periodically by independent appraisal. There was no valuation allowance recognized at December 31, 2005 or 2004. Loan servicing rights are included in other assets in the consolidated balance sheet.
Repossessed Houses
     Manufactured houses acquired through foreclosure or similar proceedings are recorded at the lesser of the related loan balance or the estimated fair value of the house. The balance of repossessed houses was approximately $3.5 million and $3.4 million as of December 31, 2005 and 2004, respectively, and is included in other assets in the consolidated balance sheet.
Retained Interests in Loan Securitizations
     Retained interests are carried at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold, using the Company’s current prepayment, default, loss and interest rate assumptions. Changes in the fair value of retained interests are recorded as a component of other comprehensive income unless there has been a decline in value that is other than temporary. Under current accounting rules (pursuant to Emerging Issues Task Force Consensus Number 99-20) declines in value of the Company’s retained interests are considered other than temporary and recognized in earnings when the timing and/or amount of cash expected to be received has changed adversely from the previous valuation which determined the carrying value of the retained interest. When declines in value occur that are considered to be other than temporary, the amortized cost is reduced to fair value and a loss is recognized in the statement of operations. The assumptions used to determine new values are based on internal evaluations and consultations with independent advisors having significant experience in valuing such retained interests. As of December 31, 2005 and 2004 retained interests in loan securitizations amounted to $0 and approximately $724,000, respectively, and are included in other assets in the consolidated balance sheet.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
Derivative Financial Instruments
     The Company has periodically used derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to mitigate interest rate risk related to the company’s loans receivable and anticipated securitizations. The Company follows the provisions of SFAS 133. All derivatives are recorded on the balance sheet at fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flow to be paid (“cash flow” hedge). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Any ineffectiveness is recorded in current earnings.
     The Company has formally documented all relationships between hedging instruments and hedged items, as well as the risk-management objectives and strategy for undertaking the hedge transaction. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow.
     The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with SFAS 133.
     Derivative financial instruments that do not qualify for hedge accounting are carried at fair value and changes in fair value are recognized currently in earnings.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and restricted common stock. The effects of the exercise of options, warrants, conversion of convertible securities or restricted common stock have not been included in diluted loss per share for the years ended December 31, 2005 and 2004 as their effect would have been anti-dilutive. The following table presents a reconciliation of basic and diluted EPS for the periods presented (in thousands, except earnings per share):

				Origen Financial
	Origen Financial, Inc.			L.L.C
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Numerator:
Net income (loss)	$(2,659)	$(2,966)	$1,497	N/A
Preferred stock dividends	(16)	(16)	—	—

Income (loss) available to common shareholders	$(2,675)	$(2,982)	$1,497	N/A

Denominator:
Weighted average common shares for basic EPS	24,878,116	21,439,029	15,060,000	N/A
Effect of dilutive securities:
Weighted avg. restricted stk. awards	—	—	111,364	N/A

Weighted average common shares for diluted EPS	24,878,116	21,439,029	15,171,364	N/A

Basic EPS	$(0.11)	$(0.14)	$0.10	N/A

Diluted EPS	$(0.11)	$(0.14)	$0.10	N/A

     Had the Company recognized net income for the years ended December 31, 2005 and 2004, incremental shares attributable to non-vested common stock awards would have increased diluted shares by approximately 390,000 and 164,000 for the years ended December 31, 2005 and 2004, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the periods presented (in thousands, except per share data):

				Origen Financial
	Origen Financial, Inc.			L.L.C
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Net income (loss) available to common shareholders	$(2,675)	$(2,982)	$1,497	N/A
Stock option compensation cost	21	21	2	N/A

Pro forma net income available to common shareholders	$(2,696)	$(3,003)	$1,495	N/A

Basic income (loss) per share as reported	$(0.11)	$(0.14)	$0.10	N/A

Pro forma basic income (loss) per share	$(0.11)	$(0.14)	$0.10	N/A

Diluted income (loss) per share as reported	$(0.11)	$(0.14)	$0.10	N/A

Pro forma diluted income (loss) per share	$(0.11)	$(0.14)	$0.10	N/A

Advertising Expense
     Advertising costs are expensed as incurred. Advertising expenses were approximately $270,000 and $477,000 for the years ended December 31, 2005 and 2004, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies, continued:
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
Note 2 – Company Formation
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
Note 3 – Investments
Except for debt securities acquired with evidence of deterioration of credit quality since origination, which are accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. The Company’s investments consisted of three asset backed securities with principal amounts of $32.0 million, $6.8 million and $8.6 million, respectively, at December 31, 2005, and $32.0 million, $3.1 million and $6.1 million, respectively, at December 31, 2004. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. The securities are carried on the Company’s balance sheet at an amortized cost of $41.9 million and $37.6 million at December 31, 2005 and 2004, respectively, which approximates their fair value. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the securities to maturity. The securities will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than–temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded in 2005 or 2004. The carrying value of debt securities accounted for under the provisions of SOP 03-3 was approximately $8.6 million at December 31, 2005. See “Note 5 — Loans and Debt Securities Acquired with Evidence of Deterioration of Credit Quality” for further discussion.
Note 4 – Loans Receivable
     The carrying amounts and fair value of loans receivable consisted of the following at December 31 (in thousands):

	2005	2004
Manufactured housing loans — securitized	$695,701	$401,995
Manufactured housing loans — unsecuritized	85,949	170,978
Accrued interest receivable	4,078	3,285
Deferred fees	(2,100)	(3,100)
Discount on purchased loans	(4,773)	(4,575)
Allowance for purchased loans	(428)	—
Allowance for loan loss	(10,017)	(5,315)

	$768,410	$563,268

     The following table sets forth the average per loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2005	2004
Number of loans receivable	17,277	13,358
Average loan balance	$45	$43
Weighted average loan yield	9.56%	9.86%
Weighted average initial term	20 years	20 years

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable, continued:
     The following table sets forth the concentration by state of the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2005		2004
	Principal	Percent	Principal	Percent
California	$225,675	28.9%	$137,514	24.1%
Texas	87,018	11.1%	74,381	13.0%
New York	46,501	6.0%	32,142	5.6%
Michigan	36,933	4.7%	35,372	6.2%
Alabama	29,288	3.8%	23,868	4.2%
Georgia	26,938	3.4%	22,580	4.0%
Other	329,297	42.1%	247,116	42.9%

Total	$781,650	100.0%	$572,973	100.0%

     The following table sets forth the number and value of loans for various original terms for the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2005		2004
	Number of	Principal	Number of	Principal
Original Term In Years	Loans	Balance	Loans	Balance
5 or less	17	$145	8	$90
6-10	1,420	28,119	1,048	20,422
11-12	181	4,382	123	2,796
13-15	4,551	135,319	3,403	97,296
16-20	8,450	454,556	6,258	314,015
21-25	1,111	51,386	1,238	56,373
26-30	1,547	107,743	1,280	81,981

Total	17,277	$781,650	13,358	$572,973

     Delinquency statistics for the manufactured housing loan portfolio are as follows at December 31 (dollars in thousands):

	2005			2004
	No. of	Principal	% of	No. of	Principal	% of
Days Delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	215	$8,182	1.0%	146	$5,253	0.9%
61-90	68	2,561	0.3%	80	3,014	0.5%
Greater than 90	192	7,480	1.0%	195	7,637	1.3%
     The Company defines non-performing loans as those loans that are greater than 90 days delinquent in contractual principal payments. For the years ended December 31, 2005 and 2004, the average total outstanding principal balance of non-performing loans was approximately $6.9 million and $6.8 million respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 5 – Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The Company has loan pools and debt securities that were acquired, for which there was at acquisition, evidence of deterioration of credit quality, and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loan pools and debt securities are accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
Loan Pools Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of loan pools acquired with evidence of deterioration of credit qualify was as follows at December 31, 2005 (in thousands):

2005
Outstanding balance	$38,933
Carrying amount, net of allowance of $428	35,149
     Accretable yield represents the excess of expected future cash flows over the remaining carrying value of the purchased portfolio, which is recognized as interest income on a level-yield basis over the life of the loan portfolio. Nonaccretable difference represents the difference between the remaining expected cash flows and the total contractual obligation outstanding of the purchased receivables. Changes in accretable yield for the year ended December 31, 2005 were as follows (in thousands):

2005
Beginning balance	$17,674
Accretion	(3,269)
Additions due to purchases during the period	1,375
Reclassifications from non-accretable yield	364

Ending balance	$16,144

     During the year ended December 31, 2005, the Company increased the allowance by a charge to the income statement of approximately $428,000. No allowances were reversed in 2005.
     Loans acquired during the year ended December 31, 2005 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

2005
Contractually required payments receivable at acquisition	$5,129
Cash flows expected to be collected at acquisition	2,962
Basis in acquired loans at acquisition	1,586

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 5 – Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality, continued:
Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of debt securities acquired with evidence of deterioration of credit quality was as follows at December 31, 2005 (in thousands):

2005
Outstanding balance	$8,550
Carrying amount, net	3,740
     Accretable yield represents the excess of expected future cash flows over the remaining carrying value of the debt securities, which is recognized as interest income on a level-yield basis over the life of the debt securities. Nonaccretable difference represents the difference between the remaining expected cash flows and the total contractual obligation outstanding of the debt securities. Changes in accretable yield for the year ended December 31, 2005 were as follows (in thousands):

2005
Beginning balance	$7,834
Accretion	(664)
Additions due to purchases during the period	3,173
Reclassifications from non-accretable yield	(14)

Ending balance	$10,329

     Debt securities acquired during the year ended December 31, 2005 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

2005
Contractually required payments receivable at acquisition	$4,999
Cash flows expected to be collected at acquisition	4,129
Basis in acquired loans at acquisition	956
Note 6 – Allowance for Credit Losses and Recourse Liability
     The allowance for credit losses and related additions and deductions to the allowance were as follows (in thousands):

				Origen Financial
	Origen Financial, Inc.			L.L.C
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Balance at beginning of period	$5,315	$3,614	$3,509	$2,743
Provision for loan losses	12,691	7,053	768	4,765
Transfers from recourse liability	2,036	5,195	1,486	2,125
Gross charge-offs	(20,769)	(19,385)	(3,290)	(10,942)
Recoveries	10,744	8,838	1,141	4,818

Balance at end of period	$10,017	$5,315	$3,614	$3,509

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 6 – Allowance for Credit Losses and Recourse Liability, continued:
     The recourse liability and related additions and transfers out of the recourse liability were as follows (in thousands):

				Origen Financial
	Origen Financial, Inc.			L.L.C
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Balance at beginning of period	$6,603	$8,740	$10,612	$13,320
Termination of Vanderbilt recourse	(4,491)	—	—	—
Provision for recourse liabilities	218	3,132	—	—
Reimbursements for losses per recourse agreements	(2)	(74)	(386)	(583)
Transfers to allowance for credit losses	(2,036)	(5,195)	(1,486)	(2,125)

Balance at end of period	$292	$6,603	$8,740	$10,612

     During July 2005, Origen negotiated a buy-out of its recourse obligation with Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). At the time of the buy-out the remaining principal balance and recourse liability related to the loans sold to Vanderbilt was approximately $40.7 million and $4.5 million, respectively. The buy-out, which eliminated all loan recourse with Vanderbilt, was consummated on July 26, 2005, and resulted in a charge against earnings of approximately $0.8 million. The remaining principal balance of loans sold with recourse at December 31, 2005 was $4.6 million versus $51.5 million at December 31, 2004, a decrease of 91.1%.
Note 7 – Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are summarized as follows at December 31 (in thousands):

	2005	2004
Furniture and fixtures	$1,666	$1,523
Leasehold improvements	763	253
Computer equipment	1,087	922
Capitalized software	1,229	544

	4,745	3,242
Less: accumulated depreciation	1,187	906

Balance at end of period	$3,558	$2,336

     Depreciation expense was approximately $864,000, $804,000, $208,000 and $703,000 for the years ended December 31, 2005 and 2004 and for the periods ended December 31, 2003 and October 7, 2003, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 8 –Servicing Rights
     Changes in servicing rights are summarized as follows (in thousands):

				Origen Financial
	Origen Financial, Inc.			L.L.C.
			Period from	Period from
			October 8	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 7,
	2005	2004	2003	2003
Balance at beginning of period	$4,097	$5,131	$5,892	$7,327
Loan portfolio repurchased	—	—	(494)	—
Write down to market value	—	—	—	(434)
Amortization	(994)	(1,034)	(267)	(1,001)

Balance at end of period	$3,103	$4,097	$5,131	$5,892

     The Company services the manufactured housing loans it originates and holds in its loan portfolio as well as manufactured housing loans it originated and securitized or sold with the servicing rights retained. The principal balances of manufactured housing loans serviced totaled approximately $1.6 billion, $1.4 billion, $1.3 billion and $1.2 billion at December 31, 2005, December 31, 2004, December 31, 2003 and October 7, 2003, respectively. Loan servicing rights are included in other assets in the consolidated balance sheet.
Note 9 – Derivatives
     During 2005 and 2004 the Company entered into six forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate on portions of forecasted securitization transactions. The Company designated the swaps as cash flow hedges for accounting purposes. A rise in rates during the period between the time that the Company entered into the swaps and the commencement of the planned securitization would increase the Company’s borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction. Details of the six forward starting interest rate swaps entered into by the Company during 2005 and 2004 are as follows:
     In February 2005, the Company entered into a forward starting interest rate swap for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of its planned 2005-A securitization transaction completed in May 2005. Under the terms of the swap the Company paid a fixed rate of 4.44% and received a floating rate equal to the one month LIBOR rate on a beginning notional balance of $132.9 million. The cost to terminate this hedge in May 2005 was approximately $410,000. The unamortized portion of the swap approximates a liability of $361,000 at December 31, 2005. Amortization for the year ended December 31, 2005 related to the swaps was approximately $49,000. Amortization over the next twelve months is expected to be approximately $64,000.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 9 – Derivatives, continued:
     In May 2005 and September 2005, the Company entered into four forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of its planned 2005-B securitization transaction completed in December 2005. These hedging transactions were structured at inception to meet the criteria set forth in SFAS 133 in order to allow the Company to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives were included in other comprehensive income and began to be amortized over the expected life of the related securitization transaction upon commencement of the planned securitization transaction. Under the terms of the swaps the Company paid fixed rates of 4.21%, 4.47%, 4.37% and 4.12% and received a floating rate equal to the one month LIBOR rate on beginning notional balances of $53.0 million, $47.0 million, $17.0 million and $14.0 million, respectively. As a result of the termination of the hedges during December 2005 the Company received approximately $2.7 million. The unamortized portion of these four swaps approximates $2.7 million at December 31, 2005. Amortization for the year ended December 31, 2005 related to these four swaps was approximately $13,000. Amortization over the next twelve months is expected to be approximately $431,000.
     In August 2004, the Company entered into a forward starting interest rate swap for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of its planned 2004-A securitization transaction completed in September 2004. Under the terms of the swap the Company paid a fixed rate of 4.15% and received a floating rate equal to the one month LIBOR rate on a beginning notional balance of $170.0 million. The cost to terminate this hedge in September 2004 was approximately $1.9 million. The unamortized portion of the swap approximates $1.5 million and $1.8 million at December 31, 2005 and 2004, respectively. Amortization for the years ended December 31, 2005 and 2004, related to the swaps was approximately $338,000 and $69,000, respectively. Amortization over the next twelve months is expected to be approximately $352,000.
     Additionally, in conjunction with the loan funding facility with Citigroup, the Company previously entered into six interest rate swap agreements in an effort to manage interest rate risk on its floating rate notes payable. The interest rate swaps expired on April 12, 2004. The interest rate swaps were structured to be hedges against changes in the benchmark interest rate, in this case LIBOR, of the floating rate notes. The swaps were designated as hedges for accounting purposes. The hedges were highly effective and had a minimal impact on the results of operations.
     At December 31, 2005 and 2004, the Company had no open derivative positions.
Note 10 – Loan Securitizations
     Periodically the Company securitizes manufactured housing loans. The Company records each transaction based on its legal structure. Under the current legal structure of the securitization program, the Company exchanges manufactured housing loans it originates and purchases with a trust for cash. The trust then issues ownership interests to investors in asset-backed bonds secured by the loans.
     The Company structured all loan securitizations occurring prior to 2003 as loan sales and all loan securitizations in 2004 and later as financings for accounting purposes. When securitizations are structured as financings no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset-backed bonds secured by the loans are carried as a liability. Additionally, all of the 2005 and 2004 securitizations were structured to issue classes of bonds with different estimated maturity dates and average lives in order to better meet investor demands.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 10 – Loan Securitizations, continued:
     On May 12, 2005, the Company completed a securitized financing transaction for approximately $190.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $165.3 million, at a duration-weighted average interest cost of 5.30%. Net proceeds from the transaction totaled approximately $165.3 million, of which approximately $156.2 million was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On December 15, 2005, the Company completed a securitized financing transaction for approximately $175.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $156.2 million, at a duration-weighted average interest cost of 6.15%. Net proceeds from the transaction totaled approximately $155.3 million, of which approximately $148.4 million was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On February 11, 2004, the Company completed a securitized financing transaction for approximately $238.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $200.0 million, at a duration-weighted average interest cost of 5.12%. Net proceeds from the transaction totaled approximately $199.2 million, of which approximately $176.7 million was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On September 29, 2004, the Company completed a securitized financing transaction for approximately $200.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $169.0 million, at a duration-weighted average interest cost of 5.27%. Net proceeds from the transaction totaled approximately $168.2 million, of which approximately $143.6 million was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     The total principal balance of loans serviced by the Company and which the Company has previously securitized and accounted for as a sale was approximately $150.3 million and $176.8 million at December 31, 2005 and 2004, respectively. Delinquency statistics (including repossessed inventory) on those loans are as follows at December 31 (dollars in thousands):

	2005			2004
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	93	$3,605	2.4%	125	$4,988	2.8%
61-90	43	1,658	1.1%	57	2,149	1.2%
Greater than 90	203	8,895	5.9%	237	10,708	6.1%
Note 11 – Debt
     Total debt outstanding was as follows at December 31 (in thousands):

	2005	2004
Warehouse financing	$65,411	$107,373
Securitization financing	578,503	328,388
Repurchase agreements	23,582	20,153
Notes payable – servicing advances	2,212	—

	$669,708	$455,914

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 11 – Debt, continued:
     Warehouse Financing – Citigroup - The Company, through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in April 2005, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million, an advance rate equal to approximately 85% of the unpaid principal balance of the pool of loans pledged and an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $15 million supplemental advance amount that is collateralized by the Company’s residual interests in the 2004-A, 2004-B, 2005-A and 2005-B securitizations. The facility matures on March 23, 2006. The outstanding balance on the facility was approximately $65.4 million and $107.4 million at December 31, 2005 and 2004, respectively. It is anticipated that the facility will be renewed with terms no less favorable than the current terms. At December 31, 2005 all financial covenants were met.
     Securitization Financing – 2004-A Securitization - On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $138.3 million and $167.9 million at December 31, 2005 and 2004, respectively.
     Securitization Financing – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $136.2 million and $141.8 million at December 31, 2005 and 2004, respectively.
     Securitization Financing – 2005-A Securitization - On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $150.5 million at December 31, 2005.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 11 – Debt, continued:
     Securitization Financing – 2005-B Securitization – December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $153.5 million at December 31, 2005.
     Repurchase Agreements – Citigroup - The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at December 31, 2005, and $18.4 million, $1.8 million, $0 and $0, respectively, at December 31, 2004.
     Notes Payable – Servicing Advances – JPMorgan Chase Bank, N.A. – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $2.2 million at December 31, 2005. There was no outstanding balance at December 31, 2004. At December 31, 2005 all financial covenants were met.
     The average balance and average interest rate of outstanding debt was as follows at December 31 (dollars in thousands):

	2005		2004
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing – Citigroup	$139,539	5.2%	$139,115	3.9%
Securitization financing – 2004-A securitization	154,295	4.9%	163,088	4.4%
Securitization financing – 2004-B securitization	149,499	5.1%	42,299	4.8%
Securitization financing – 2005-A securitization	101,441	5.1%	—	—
Securitization financing – 2005-B securitization	7,228	5.5%	—	—
Repurchase agreements — Citigroup	22,793	4.2%	17,573	2.3%
Note payable — servicing advances – JPMorgan Chase, N.A.	710	7.5%	553	7.0%
     At December 31, 2005, the total of maturities and amortization of debt during the next five years are approximately as follows: 2006 — $150.8 million; 2007 — $87.8 million; 2008 - $63.3 million; 2009 — $55.1 million; 2010 — $47.8 million and $264.9 million thereafter.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 12 – Employee Benefits
     The Company maintains a 401(k) plan covering substantially all employees who meet certain minimum requirements. Participating employees can make salary contributions to the plan up to Internal Revenue Code limits. The Company matches up to $0.50 for each dollar contributed by each eligible participant in the plan up to 6% of each eligible participant’s pay. The Company’s related expense was approximately $151,000, $162,000 and $150,000, respectively for the years ended December 31, 2005, 2004 and 2003.
     The Company is primarily self-insured for health care costs, however, it maintains a stop-loss coverage of $85,000 per individual. Amounts for claims filed and estimates for claims incurred but not reported were approximately $121,000 and $92,000 at December 31, 2005 and 2004, respectively.
Note 13 – Equity Incentive Plan
     The Company’s equity incentive plan has approximately 1.7 million shares of common stock reserved for issuance as either stock options or stock grants. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s equity incentive plan, and options that have been issued to date generally vest over a two-year period. As of December 31, 2005, 255,500 options were outstanding under the plan at an exercise price of $10.00.
     Data pertaining to the Company’s stock options are as follows:

	2005	2004	2003
Options outstanding, beginning of period	267,500	95,000	—
Options granted	—	198,000	95,000
Option price	—	$10.00	$10.00
Options exercised	—	—	—
Option price	—	—	—
Options forfeited	12,000	25,500	—
Options outstanding, December 31	255,500	267,500	95,000
Option price	$10.00	$10.00	$10.00
     The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2005:

	Remaining		Number of
Number of Options	Contractual Life	Exercise	Options
Outstanding	In Years	Price	Exercisable
95,000	7.8	$10.00	63,333
160,500	8.1	$10.00	107,000

255,500			170,333

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 13 – Equity Incentive Plan, continued:
     The Company has adopted the disclosure requirements of SFAS 123. Accordingly, the fair value of each option granted in 2004 was estimated using a binomial option- pricing model based on the assumptions stated below: There were no stock option grants in 2005.

Estimated weighted average fair value per share of options granted	$0.40
Assumptions:
Annualized dividend yield	12.00%
Common stock price volatility	15.00%
Weighted average risk free rate of return	4.00%
Weighted average expected option term (in years)	5.0
Note 14 – Stockholders’ Equity
     Effective January 1, 2004, the Company sold 125 shares of its Series A Cumulative Redeemable Preferred Stock directly to 125 investors at a per share price of $1,000. The transaction resulted in net proceeds to the Company of $95,000. These shares pay dividends quarterly at an annual rate of 12.5%.
     On February 4, 2004, the Company completed a private placement of 1,000,000 shares of its common stock to one institutional investor. The offering provided net proceeds to the Company of approximately $9.4 million.
     On May 6, 2004, the Company completed an initial public offering of 8.0 million shares of its common stock. In June 2004 the underwriters of the initial public offering purchased an additional 625,900 shares of the Company’s common stock pursuant to an underwriter’s over-allotment option. Net proceeds from these transactions were $72.2 million after discount and expenses, which were used primarily to pay down the aggregate balances of the notes outstanding under the Company’s loan funding facility with Citigroup and to fund new loan originations.
     On January 29, 2004, March 23, 2004, August 5, 2004, May 8, 2005 and October 26, 2005, the Company issued 207,000, 113,000, 111,750, 299,000 and 5,000 restricted stock awards, respectively, under its equity incentive plan to certain directors, officers and employees. The stock awards were issued at $10.00, $10.00, $7.50, $7.21 and $7.06 per share on January 29, 2004, March 23, 2004, August 5, 2004, May 8, 2005 and October 26, 2005, respectively. 8,334 and 24,750 stock awards were forfeited and 254,160 and 100,829 were fully vested during the years ended December 31, 2005 and 2004, respectively. The stock awards are being amortized over their estimated service period. Compensation cost recognized for the restricted stock awards was approximately $2.5 million, $2.1 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization over the next twelve months is expected to be approximately $1.4 million.
     Data pertaining to the Company’s distributions declared and paid to common stockholders during 2005 and 2004 are as follows:

Declaration Date	Record Date	Date Paid	Distribution per share	Total Distribution
				(thousands)
March 14, 2005	March 24, 2005	March 31, 2005	$0.04	$1,008
April 27, 2005	May 25, 2005	May 31, 2005	$0.06	$1,528
July 18, 2005	August 22, 2005	August 31, 2005	$0.06	$1,528
October 26, 2005	November 21, 2005	November 30, 2005	$0.06	$1,528

March 16, 2004	March 16, 2004	June 6, 2004	$0.04	$656
July 22, 2004	August 2, 2004	August 30, 2004	$0.06	$1,507
November 12, 2004	November 22, 2004	November 29, 2004	$0.25	$6,304

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 15 – Income Taxes
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
     The Company has received a legal opinion to the effect that based on various assumptions and qualifications set forth in the opinion, Origen Financial, Inc. has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code for its taxable year ended December, 31, 2005. There is no assurance that the Internal Revenue Service will not decide differently from the views expressed in counsel’s opinion and such opinion represents only the best judgment of counsel and is not binding on the Internal Revenue Service or the courts.
     As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries, if any, is subject to federal and state income taxes.
     For income tax purposes, distributions paid to common stockholders consist of ordinary income and return of capital. Distributions paid were taxable as follows for the years and period ended December 31 (dollars in thousands):

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$1,242	22.2%	$4,496	53.1%	$1,484	100.0%
Return of capital	4,350	77.8%	3,971	46.9%	—	—

	$5,592	100.0%	$8,467	100.0%	$1,484	100.0%

     A portion of the Company’s income from a qualified REIT subsidiaries that would otherwise be classified as a taxable mortgage pool, may be treated as “excess inclusion income,” which would be subject to the distribution requirements that apply to the Company and could therefore adversely affect its liquidity. Generally, a stockholder’s share of excess inclusion income would not be allowed to be offset by any operating losses otherwise available to the stockholder. Tax exempt entities that own shares in a REIT must treat their allocable share of excess inclusion income as unrelated business taxable income. Any portion of a REIT dividend paid to foreign stockholders that is allocable to excess inclusion income will not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income. For the year ended December 31, 2005, approximately 22.2% of distributions paid represents excess inclusion income.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 16 – Liquidity Risks and Uncertainties
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
     Cash generated from operations, borrowings under our Citigroup facility, which matures on March 23, 2006 and we anticipate will be renewed with terms no less favorable than the current terms, loan securitizations, borrowings against our securitized loan residuals, convertible debt, equity interests or additional debt financing arrangements (either pursuant to our shelf registration on Form S-3 or otherwise) will enable us to meet our liquidity needs for at least the next twelve months depending on market conditions which may affect loan origination volume, loan purchases opportunities and the availability of securitizations. If market conditions require or if loan purchase opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 17 – Lease Commitments
     The Company leases office facilities and equipment under leasing agreements that expire at various dates. These leases generally contain scheduled rent increases or escalation clauses and/or renewal options. Future minimum rental payments at December 31, 2005 (in thousands) were:

2006	$1,090
2007	1,060
2008	669
2009	478
2010	473
Thereafter	551
     For the years ended December 31, 2005, 2004 and the periods ended December 31, 2003 and October 7, 2003, rental and operating lease expense amounted to approximately $1.1 million, $1.1 million, $0.2 million and $0.9 million, respectively.
Note 18 – Fair Value of Financial Instruments
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
     The following table shows the carrying amount and estimated fair values of the Company’s financial instruments at December 31 (in thousands):

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and equivalents	$8,307	$8,307	$9,293	$9,293
Restricted cash	13,635	13,635	9,222	9,222
Loans receivable	768,410	776,272	563,268	572,672
Loan sale proceeds receivable	—	—	2,057	2,057
Servicing rights	3,103	3,310	4,097	5,023
Liabilities
Accounts payable and accrued expenses	23,052	23,052	16,564	16,564
Recourse liability	292	292	6,603	6,603
Warehouse financing	65,411	65,411	107,373	107,373
Securitization financing	578,503	569,813	328,388	324,126
Repurchase agreements	23,582	23,582	20,153	20,153
Note payable – servicing advances	2,212	2,212	—	—
     The carrying amounts for cash and cash equivalents and restricted cash are reasonable estimates of their fair value.
     Fair values for the Company’s loans are estimated using market prices for loans with similar interest rates, terms and borrowers credit quality as those being offered by the Company.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
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
     The fair value of the Company’s debt, other than securitization financing, is based on its carrying amount.
     The fair value of the Company’s securitization financing is estimated using quoted market prices.
Note 19 – Related Party Transactions
     Gary A. Shiffman, one of the Company’s directors, is the Chairman of the Board, President and Chief Executive Officer of Sun Communities, Inc. (“Sun Communities”). Sun Communities owns approximately 20% of the Company’s outstanding common stock. Mr. Shiffman beneficially owns approximately 20% of the Company’s outstanding stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 12% of the outstanding common stock of Sun Communities. He is the President of Sun Home Services, Inc. (“Sun Homes”), of which Sun Communities is the sole beneficial owner.
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $19.6 million and $16.0 million in manufactured housing loans for Sun Homes as of December 31, 2005 and 2004, respectively. Servicing fees paid by Sun Homes to Origen Servicing, Inc. were approximately $0.3 million, $0.2 million and $0.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company has agreed to fund loans that meet Sun Homes’ underwriting guidelines and then transfer those loans to Sun Homes pursuant to a commitment fee arrangement. The Company recognizes no gain or loss on the transfer of these loans. The Company funded approximately $7.2 million, $4.7 million and $2.8 million in loans and transferred approximately $7.2 million, $4.8 million and $2.7 million in loans under this agreement during the three years ended December 31, 2005, 2004 and 2003, respectively.
     Sun Homes has purchased certain repossessed houses owned by the Company and located in manufactured housing communities owned by Sun Homes, subject to Sun Homes’ prior approval. Under this agreement, the Company sold to Sun Homes approximately $2.2 million, $3.1 million and $2.4 million of repossessed houses during years ended December 31, 2005, 2004 and 2003, respectively. This program allows the Company to further enhance recoveries on repossessed houses and allows Sun Homes to retain houses for resale in its communities.
     The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of the Company, beneficially owns an approximate 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of the Company’s common stock, beneficially owns an approximate 25% interest in the landlord entity. The Company recorded rental expense for these offices of approximately $408,000, $398,000 and $283,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 20 – Selected Quarterly Financial Data (UNAUDITED)
     Selected unaudited quarterly financial data for 2005 is as follows (in thousands, except share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
Net interest income before loan losses and impairment	$7,532	$7,694	$7,941	$7,756
Provision for credit losses and impairment	2,319	7,125	1,645	2,030
Non interest income	4,101	3,874	3,396	3,280
Non interest expense	8,411	10,525	8,179	7,999
Net income (loss)	903	(6,082)	1,513	1,007
Earnings (loss) per share – basic and diluted (2)	$0.04	$(0.24)	$0.06	$0.04
     Selected unaudited quarterly financial data for 2004 is as follows (in thousands, except share data):

	Quarter Ended (1)
	December 31	September 30	June 30	March 31
Net interest income before loan losses and impairment	$7,481	$7,489	$6,738	$5,751
Provision for credit losses and impairment	2,131	1,500	1,531	1,891
Non interest income	2,314	2,976	3,014	2,880
Non interest expense	13,694	7,556	6,829	6,477
Net income (loss)	(6,030)	1,409	1,392	263
Earnings (loss) per share – basic and diluted (2)	$(0.24)	$0.06	$0.07	$0.02

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or per share amounts.

(2)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
Note 21 – Subsequent Events
     In January 2006, the Company entered into a forward starting interest rate swap for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of a planned securitization transaction to be completed mid-2006. The Company has designated the swaps as cash flow hedges for accounting purposes. Under the terms of the swap the Company will pay a fixed rate of 4.79% and receive a floating rate equal to the one month LIBOR rate on a beginning notional balance of $44.0 million. The first payment is scheduled for June 30, 2006. A rise in rates during the interim period would increase the Company’s borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction. The hedging transaction was structured at inception to meet the criteria set forth in SFAS 133 in order to allow the Company to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives are included in other comprehensive income and such amounts will be amortized into earnings upon commencement of the planned transaction. In the event the Company is unable to or declines to enter into the securitization transaction or if the commencement of the securitization transaction is significantly delayed, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS 133.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable
ITEM 9A. CONTROLS AND PROCEDURES
Disclosures Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
Internal Controls Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 46. The Report of Independent Registered Accounting Firm is presented on page 48. During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable
PART III
     The information required by Items 10-14 will be included in our proxy statement for our 2006 Annual Meeting of Shareholders, and is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed herewith as part of this Form 10-K:
          (1) The following financial statements are set forth in Part II, Item 8 of this report

Page
Management’s Report on Internal Control Over Financial Reporting	46
Report of Independent Registered Public Accounting Firm	47
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of December 31, 2005 and 2004	49
Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004, the Period Ended December 31, 2003 and the Period Ended October 7, 2003	50
Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2005 and 2004, the Period Ended December 31, 2003 and the Period Ended October 7, 2003	51
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005 and 2004, the Period Ended December 31, 2003 and the Period Ended October 7, 2003	52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, the Period Ended December 31, 2003 and the Period Ended October 7, 2003	53
Notes to Consolidated Financial Statements	55
(2) Not applicable
(3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the “Exhibit Index” filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 15, 2006

ORIGEN FINANCIAL, INC., a Delaware corporation
By:	/s/ Ronald A. Klein
Ronald A. Klein, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald A. Klein	Chief Executive Officer and Director	March 15, 2006
Ronald A, Klein

/s/ W. Anderson Geater, Jr. W. Anderson Geater, Jr.	Chief Financial Officer and Principal Accounting Officer	March 15, 2006

/s/ Paul A. Halpern	Chairman of the Board	March 15, 2006
Paul A. Halpern

/s/ Richard H. Rogel	Director	March 15, 2006
Richard H. Rogel

/s/ Gary A. Shiffman	Director	March 15, 2006
Gary A. Shiffman

/s/ Michael J. Wechsler	Director	March 15, 2006
Michael J. Wechsler

/s/ James A. Williams	Director	March 15, 2006
James A. Williams

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
1.1	Sales Agreement dated August 29, 2005 between Origen Financial, Inc. (“Origen”), and Brinson Patrick Securities Corporation	(2)

3.1.1	Second Amended and Restated Certificate of Incorporation of Origen, filed October 7, 2003, and currently in effect	(1)

3.1.2	Certificate of Designations for Origen’s Series A Cumulative Redeemable Preferred Stock	(1)

3.2	By-laws of Origen	(6)

4.1	Form of Common Stock Certificate	(1)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen, Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(1)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen and DB Structured Finance Americas, LLC	(1)

4.4	Form of Senior Indenture	(2)

4.5	Form of Subordinated Indenture	(2)

10.1	Contribution Agreement, dated October 8, 2003, among Origen and the entities set forth on Appendix I thereto	(1)

10.2	Common Stock Purchase Agreement dated October 8, 2003 between Lehman Brothers Inc. and Origen	(1)

10.3	Concurrent Private Placement Agreement dated October 8, 2003 among Origen and the Purchasers (as defined therein)	(1)

10.4	Private Placement Agreement dated February 4, 2004 between Origen and DB Structured Finance Americas, LLC	(1)

10.5	2003 Equity Incentive Plan of Origen#	(1)

10.6	First Amendment to 2003 Equity Incentive Plan of Origen#	(5)

10.7	Form of Non-Qualified Stock Option Agreement#	(1)

10.8	Form of Restricted Stock Award Agreement#	(1)

10.9	Employment Agreement between Origen, Origen Financial L.L.C. and W. Anderson Geater#	(1)

10.10	Employment Agreement between Origen, Origen Financial L.L.C. and Ronald A. Klein#	(1)

10.11	Employment Agreement between Origen, Origen Financial L.L.C. and Mark Landschulz#	(1)

10.12	Employment Agreement between Origen, Origen Financial L.L.C. and J. Peter Scherer#	(1)

Exhibit		Method of
Number	Description	Filing
10.13	Employment Agreement between Origen, Origen Financial L.L.C. and Benton Sergi#	(4)

10.14	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(1)

10.15	Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.16	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.17	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(1)

10.18	Credit Agreement dated July 25, 2002 between Origen Financial L.L.C. and Bank One, NA	(1)

10.19	First Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated June 27, 2003	(1)

10.20	Second Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated October 23, 2003	(1)

10.21	Third Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated December 31, 2003	(1)

10.22	Fourth Amendment to Credit Agreement effective as of December 31, 2004 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA)	(3)

10.23	Fifth Amendment to Credit Agreement effective as of December 23, 2005 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A.	(6)

10.24	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(1)

10.25	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(1)

21.1	List of Origen’s Subsidiaries.	(6)

23.1	Consent of Grant Thornton LLP	(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(6)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Board of Directors and Audit Committee of the Origen Board of Directors	(1)

99.2	Charter of the Compensation Committee of the Origen Board of Directors	(1)

Exhibit		Method of
Number	Description	Filing
99.3	Charter of the Nominating and Governance Committee of the Origen Board of Directors	(1)

99.4	Charter of the Executive Committee of the Origen Board of Directors	(1)

99.5	Corporate Governance Guidelines	(1)

99.6	Code of Business Conduct	(1)

99.7	Financial Code of Ethics	(1)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33-127931.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(5)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(6)	Filed herewith.

#	Management contract or compensatory plan or arrangement.