Form 10-K/A
period 2005-12-31
ORIGEN FINANCIAL INC
filed 2006-05-01
CIK 1268039

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
As of April 28, 2006, there were 25,449,059 shares of the registrant’s common stock issued and outstanding.

     EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) is filed to amend Part III, Items 10, 11, 12, 13 and 14. Except as otherwise described above, no other changes have been made to the Annual Report. This Amendment does not otherwise attempt to update the information set forth in the Annual Report.

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
     Information regarding our executive officers and directors is set forth below.

Name	Age	Office
Paul A. Halpern	53	Chairman of the Board
Ronald A. Klein	48	Chief Executive Officer and Director
Richard H. Rogel	57	Director
Gary A. Shiffman	51	Director
Michael J. Wechsler	66	Director
James A. Williams	64	Director
J. Peter Scherer	56	President and Head of Operations
W. Anderson Geater, Jr	57	Chief Financial Officer and Secretary
Mark W. Landschulz	41	Executive Vice President, Portfolio Management
O. Douglas Burdett	56	Executive Vice President, Manager of Loan Servicing
Paul J. Galaspie	44	Senior Vice President and Chief Information Officer
David M. Rand	44	Senior Vice President, Marketing and Strategic Development
Benton E. Sergi	44	Senior Vice President, Operations
Laura Campbell	36	Senior Vice President, Human Resources
     Paul A. Halpern has been the Chairman of the Board since August 2003. He is a member of the Audit Committee and the Nominating and Governance Committee and an alternate member of the Executive Committee. Mr. Halpern was a manager of Origen Financial L.L.C. from January 2002 until December 2003. Mr. Halpern is currently the manager of Woodward Holding, LLC, a stockholder of Origen. Mr. Halpern has also served as Vice President of Operations of Guardian Energy Management Corp., an oil and gas exploration and production company, which is a subsidiary of Guardian Industries Corp., a glass manufacturing corporation, since 1990. In addition, Mr. Halpern has served as Associate Tax Counsel of Guardian Industries Corp. since 1988. From 1979 through 1988, Mr. Halpern was employed in various capacities by both McDermott Incorporated and McDermott International, Inc., with his last position as Tax Director for McDermott Incorporated. Before joining McDermott, Mr. Halpern worked in the tax department of the public accounting firm of Alexander Grant & Company.
     Ronald A. Klein has served as a director and the Chief Executive Officer since August 2003. He is a member of the Executive Committee. Mr. Klein joined Origen Financial L.L.C.’s predecessor in February 1999 and currently serves as Origen Financial L.L.C.’s sole manager and its Chief Executive Officer. From 1999 until Origen’s formation, Mr. Klein served as a director and as Chief Executive Officer and President of

Bingham Financial Services Corporation, a predecessor of Origen. In addition, he has served as the Managing Director of Equity Growth L.L.C., a private real estate investment company since 1994. From 1990 to 1994, Mr. Klein served as Executive Vice President of Alaron Inc., an international distributor of consumer electronics. Prior to joining Alaron Inc., Mr. Klein was a member of the Chicago Board Options Exchange since 1985. Mr. Klein has also served as the Managing Director of a financial derivatives trading firm and, before 1985, he was in the private practice of law.
     Richard H. Rogel has been a director since August 2003. He is a member of the Audit Committee, the Compensation Committee and the Executive Committee. Mr. Rogel served as a director of CoolSavings, Inc., a publicly-traded online direct marketing and media company, from 1996 to 2005, serving as its Chairman of the Board from July 2001 to December 2005 and as the Chairman of its audit committee from 1998 to 2005. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel is the President of the University of Michigan Alumni Association, chairs the University of Michigan’s Business School Development Advisory Board and serves on other boards of the University.
     Gary A. Shiffman has been a director since August 2003. Mr. Shiffman was a manager of Origen Financial L.L.C. from its formation in 2001 until December 2003. Mr. Shiffman has served as Chief Executive Officer and as a director of Sun Communities, Inc., a publicly-traded owner and operator of manufactured housing communities, since 1998. He has served as Chairman of the Board and President of Sun Communities, Inc. since March 2000.
     Michael J. Wechsler has been a director since August 2003. He is a member of the Compensation Committee and the Nominating and Governance Committee and an alternate member of the Executive Committee. Mr. Wechsler has served as Executive Vice President—Credit of CharterMac, a publicly-traded real estate financial services company, since October 2003. Mr. Wechsler served as Chief Operating Officer of the Related Companies, L.P. from 1987 until 1997 and as Chief Credit Officer of Related from 1997 until 2003. The Related Companies, L.P. is a major developer of multifamily affordable housing nationwide, one of the largest owners of multi-family dwellings in the country and a leading syndicator of residential real estate financed with Low Income Housing Tax Credits in the United States. Prior to joining the Related Companies, L.P., he held various positions in the Real Estate Division of Chemical Bank for over twenty years. His last position was as Senior Vice President and Managing Director, with overall responsibility for the Real Estate Division’s administration and lending activities in twenty-five states and New York City.
     James A. Williams has been a director since August 2003. He is the Chairman of the Compensation Committee, acting Chairman of the Audit Committee, and a member of the Executive Committee and the Nominating and Governance Committee. From 2001 until it was acquired in October 2003, Mr. Williams served as a director of Chateau Communities, Inc., a publicly-traded equity real estate investment trust and an owner/manager of manufactured housing communities. Mr. Williams has been a director of Standard Federal Bank and LaSalle Bank Corporation since 2001 and has served on LaSalle’s audit committee since 2001. Mr. Williams has been a partner with Williams, Williams, Rattner & Plunkett, P.C., a Michigan-based law firm, since he founded the firm in 1972. He also currently serves as Managing General Partner of Jamison Management Company, which operates manufactured housing developments. Mr. Williams is the chairman of the Henry Ford Hospital of West Bloomfield, Michigan, and former chairman of the Michigan National Corporation.
     J. Peter Scherer has served as Origen’s President and Head of Operations since August 2003. Mr. Scherer joined Origen Financial L.L.C.’s predecessor in December 1999 and currently serves as President and Head of Operations of Origen Financial L.L.C. From 1999 until Origen’s formation, Mr. Scherer served as Chief

Operating Officer of Bingham Financial Services Corporation, a predecessor of Origen. From 1984 through 1998, Mr. Scherer served in various capacities at The Taubman Company, including most recently as Senior Vice President and chairman of the asset management group. From 1976 to 1980 and from 1980 to 1984, he was an attorney with American Motors Corporation and Volkswagen of America, Inc., respectively. Prior to joining American Motors Corporation, Mr. Scherer was engaged in the private practice of law.
     W. Anderson Geater, Jr. has served as Origen’s Chief Financial Officer since August 2003 and as its Secretary since January 2004. Mr. Geater joined Origen Financial L.L.C.’s predecessor in April 2000 and currently serves as Chief Financial Officer of Origen Financial L.L.C. From 2000 until Origen’s formation, Mr. Geater served as Chief Financial Officer and Treasurer of Bingham Financial Services Corporation, a predecessor of Origen. From April 1994 through April 2000, Mr. Geater served as Chief Financial Officer and Chief Administrative Officer of Univest Financial Services Holdings, LLC and Central Park Capital, LLC. He also served as Chief Operating Officer of First Mortgage Strategies Group, Inc. from 1991 to 1993, and as Director of Financial Services for Pannell Kerr Forster, a public accounting firm from 1990 to 1991. From 1975 to 1990, Mr. Geater served as Executive Vice President and Chief Financial Officer of Leader Federal Bank for Savings. Prior to joining Leader Federal Bank for Savings, Mr. Geater was an audit supervisor with the public accounting firm of KPMG Peat Marwick.
     Mark Landschulz has served as Origen’s Executive Vice President, Portfolio Management since August 2003. Mr. Landschulz joined Origen Financial L.L.C.’s predecessor in February 2000, and currently serves as Executive Vice President of Portfolio Management of Origen Financial, L.L.C. Prior to serving as Executive Vice President, Mr. Landschulz was the Chief Financial Officer of Origen Financial L.L.C. From 1997 to 2000, Mr. Landschulz was the founding principal of Landworks Enterprises, a private consulting practice. Prior to founding Landworks Enterprises, Mr. Landschulz served as Senior Vice President for Knutson Mortgage Corporation from April 1996 to December 1996. From February 1990 to April 1996, Mr. Landschulz served as a director and Vice President of GE Capital Mortgage. From 1988 to 1990, he served as Chief Financial Officer of a Fannie Mae approved seller/servicer, regional mortgage banking firm.
     O. Douglas Burdett has served as Origen’s Executive Vice President, Manager of Loan Servicing since August 2003. He has held the same position with Origen Financial L.L.C. since May 2002. From July 1999 to April 2002, Mr. Burdett served as Vice President, National Asset Manager of CitiFinancial Associates Housing Finance and led its manufactured housing loan servicing operation. From December 1997 to July 1999, he was employed by First Union Bank as Director and Asset Manager for The Money Store. From 1972 through 1997, Mr. Burdett was employed by GE Capital Corporation, where he led its customer service, loss mitigation and default groups in a number of business units ranging from consumer and mortgage as Vice President GE Capital Mortgage to commercial and government services as Senior Vice President GE Asset Management.
     Paul J. Galaspie has served as Origen’s Senior Vice President and Chief Information Officer since August 2003. Mr. Galaspie joined the predecessor of Origen Financial L.L.C. in March 1994, and currently serves as Senior Vice President and Chief Information Officer of Origen Financial L.L.C. Beginning in March 1994, Mr. Galaspie served in various capacities for Origen Financial L.L.C.’s predecessors, including as a Senior Programmer Analyst for Saxon Mortgage Funding Corp. Prior to March 1994, Mr. Galaspie worked for PSA, a national photographic retailer, in their marketing department as a programmer/analyst.
     David M. Rand has served as Origen’s Senior Vice President, Marketing and Strategic Development since October 2004. From August 2003 to October 2004 he served as its Senior Vice President, Sales and Marketing. Mr. Rand joined the predecessor of Origen Financial L.L.C. in June 1998, and currently serves as Senior Vice President — Marketing and Business Development of Origen Financial L.L.C. Prior to joining the predecessor of Origen Financial L.L.C., he was employed by Associates First Capital Corporation as Vice President — New

Business/Product Development from April 1996 to June 1998, and as Director — Corporate Training from November 1993 to April 1996. Prior thereto, Mr. Rand held various positions with General Electric Capital Corporation.
     Benton E. Sergi has served as Origen’s Senior Vice President, Operations since August 2003. He has held the same position with Origen Financial L.L.C. since June 2003. From April 2002 to June 2003, Mr. Sergi served as Executive Vice President, National Sales and Operations of HomePride Finance Corp, a subsidiary of Champion Enterprises, Inc. He also served as Senior Vice President of Sales and Operations of CIT Group, from 1997 to 2002, and held various positions with Key Bank USA, NA in its sales finance division from 1987 to 1997. Prior to joining Key Bank USA, NA, Mr. Sergi was employed by The Midwest Bank & Trust Company in its installment loan and credit card sales departments.
     Laura Campbell has served as Origen’s Senior Vice President, Human Resources since September 2004. From August 2003 to September 2004 she held the title of Vice President, Human Resources of Origen. Ms. Campbell joined Origen Financial L.L.C.’s predecessor in November 1999. Prior to joining Origen and its predecessors, Ms. Campbell served for five years as Vice President, Human Resources for DMR Financial Services, a residential and commercial mortgage lender based in Michigan.
     To the best of Origen’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no orders, judgments, decrees or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years.
Audit Committee Matters
     The Board of Directors has established an Audit Committee that, among other functions, (1) oversees the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of Origen’s Board of Directors and reports the results of its activities to the Board, (2) has the sole authority to appoint, retain, terminate and determine the compensation of Origen’s independent accountants, (3) reviews with Origen’s independent accountants the scope and results of the audit engagement, (4) reviews the integrity, adequacy and effectiveness of Origen’s internal controls and financial disclosure process, including the direct supervision of Origen’s Internal Audit Department, (5) approves professional services provided by Origen’s independent accountants, and (6) reviews the independence of Origen’s independent accountants. The current members of the Audit Committee are Messrs. Williams (acting Chairman), Rogel and Halpern, all of whom are “independent” as that term is defined in the rules of the SEC and applicable Nasdaq rules. Origen’s Board has also determined that each of Messrs. Halpern, Rogel and Williams qualifies as an “audit committee financial expert,” as defined by applicable SEC regulations.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires all of Origen’s directors and executive officers and all persons who own more than 10% of Origen’s common stock to file with the SEC reports of ownership and changes in ownership of Origen’s common stock. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish Origen with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of Forms 3 and 4 furnished to Origen, or written representations from certain reporting persons that no such forms were required to be filed by such persons, Origen believes that all its directors, executive officers and beneficial owners of more than 10% of its common stock have complied with all filing requirements applicable to them, except that each of Messrs. Williams, Halpern, Rogel and Landschulz each did not timely file one report with respect to one transaction and Mr. Rand did not timely file two reports with respect to one transaction on each report.
Code of Business Conduct and Ethics
     Our Board of Directors has established a Code of Business Conduct and Ethics that applies to all Origen directors, officers, and employees including the principal executive officer, the principal financial and accounting officer and the controller of Origen (and persons performing similar functions). Among other matters, the code of business conduct is designed to deter wrongdoing and to:
•	promote the honest and ethical conduct of all Origen personnel and employees;

•	promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by Origen;

•	promote compliance with all applicable rules and regulations that apply to Origen and its employees; and

•	facilitate prompt and appropriate internal reporting and accountability for violations of the code.
     You may find a copy of this code under the “Investors” section of Origen’s website at www.origenfinancial.com. Waivers to the code for executive officers or directors may be granted only by the Nominating and Governance Committee of the Board of Directors. In the event any such waivers are granted, we expect to promptly announce the waiver on the investor relations section of our website and to otherwise make such disclosure as is required by law and any applicable stock exchange regulations.
Item 11. Executive Compensation
     The following table summarizes the compensation Origen paid to its Chief Executive Officer and each of its four other highest paid executive officers (the “Named Executive Officers”) during the years ended December 31, 2005 and December 31, 2004 and during the period from October 8, 2003 (when Origen began operations) through December 31, 2003.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
								Restricted		Securities
	Year or Period Ended					Other Annual		Stock		Underlying
Name and Principal Position	December 31,	Salary		Bonus		Compensation		Awards(1)		Options
Ronald A. Klein Chief Executive Officer	2003	$90,602	(2)	$280,040	(3)	$9,935	(4)	$1,100,000	(5)	25,000
	2004	$405,763		$159,375		$386,583	(6)	$656,250	(7)	—
	2005	$430,769		$69,895		$43,612	(11)	$721,000	(12)	—

W. Anderson Geater, Jr Chief Financial Officer	2003	$47,323	(2)	$151,494	(3)	$9,962	(4)	$200,000	(8)	15,000
	2004	$207,305		$91,375		$42,136	(6)	$262,500	(9)	—
	2005	$217,308		$75,623		$42,689	(11)	$216,300	(13)	—

J. Peter Scherer President and Head of Operations	2003	$47,323	(2)	$151,494	(3)	$9,661	(4)	$200,000	(8)	15,000
	2004	$207,305		$91,375		$40,852	(6)	$262,500	(9)	—
	2005	$217,308		$85,706		$43,151	(11)	$216,300	(13)	—

Mark W. Landschulz Executive Vice President of Portfolio Management	2003	$43,852	(2)	$140,409	(3)	$9,059	(4)	$200,000	(8)	15,000
	2004	$192,305		$85,000		$38,592	(6)	$262,500	(9)	—
	2005	$202,308		$79,790		$41,376	(11)	$216,300	(13)	—

Benton E. Sergi	2003	$42,125	(2)	$36,807	(3)	$5,235	(4)	—		—
Senior Vice President, Operations	2004	$188,747		$41,800		$20,224	(6)	$43,750	(10)	12,500
	2005	$193,673		$42,686		$19,350	(11)	$36,050	(14)	—

(1)	As of December 31, 2005, Mr. Klein held 263,238 shares of restricted stock with an aggregate value of $1,874,255; Mr. Geater held 73,974 shares with an aggregate value of $526,695; Mr. Scherer held 73,152 shares of restricted stock with an aggregate value of $520,842; Mr. Landschulz held 71,757 shares of restricted stock with an aggregate value of $510,910; and Mr. Sergi held 20,000 shares of restricted stock with an aggregate value of $142,400. For purposes of the preceding sentence, aggregate values are based on the closing market price of Origen’s common stock on December 30, 2005.

(2)	Represents salary received from commencement of operations to year end. Annual base salaries for Messrs. Klein, Geater, Scherer, Landschulz and Sergi are set forth below under “Employment Agreements.” Mr. Sergi’s annualized base salary during the period ended December 31, 2003 was $185,000.

(3)	2003 bonuses paid are with respect to the executive officers’ employment by Origen and Origen Financial L.L.C. during the twelve months ended December 31, 2003.

(4)	Included in these amounts are split-dollar whole life insurance premiums of $7,985 for Mr. Klein, $7,601 for Mr. Geater, $7,364 for Mr. Scherer, $7,467 for Mr. Landschulz and $4,522 for Mr. Sergi, in each case pro rated for the period October 8, 2003 through December 31, 2003. Origen pre-paid the annual premiums for the split-dollar whole life insurance for 2004 in November 2003. The annual premiums for these policies for the coverage period ending in November 2004 were $34,700 for Mr. Klein, $33,030 for Mr. Scherer, $32,000 for Mr. Geater, $32,450 for Mr. Landschulz and $19,650 for Mr. Sergi. These policies are owned by Origen and are intended to provide key man insurance benefits to Origen, and the cash build-up in the policies is intended to fund the payment of benefits under Origen’s capital accumulation plan described below.

(5)	Mr. Klein was granted a restricted share award of 60,000 shares on October 8, 2003, which vested on April 8, 2004. Mr. Klein was also granted a restricted share award of 50,000 shares on October 8, 2003. One-third of the shares granted under this award vested on May 11, 2004. One-third of the remaining shares vested on June 3, 2005 (extended from May 11, 2005) and the remainder will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to Mr. Klein.

(6)	Included in these amounts are split-dollar whole life insurance premiums for the coverage period ending in November 2005 of $35,600 for Mr. Klein, $34,100 for Mr. Geater, $34,030 for Mr. Scherer, $33,900 for Mr.

Landschulz and $19,350 for Mr. Sergi. Origen pre-paid the annual premiums for the split-dollar whole life insurance for 2005 in November 2004. These policies are owned by Origen and are intended to provide key man insurance benefits to Origen, and the cash build-up in the policies is intended to fund the payment of benefits under Origen’s capital accumulation plan described below. Mr. Klein’s other annual compensation also includes a payment of $344,161 to cover the tax liability arising from the vesting of 60,000 shares of restricted stock in 2004. These shares of restricted stock were granted to Mr. Klein upon his waiver of the right to receive a change in control payment of $600,000 in connection with Origen’s formation transactions.

(7)	On each of March 23, 2004 and August 5, 2004, Mr. Klein was granted a restricted share award of 37,500 shares (or a total of 75,000 shares). Two-thirds of the shares granted under each of these awards vested on June 3, 2005 (extended from May 11, 2005) and the remaining one-third of the shares will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to Mr. Klein.

(8)	Each of Messrs. Geater, Scherer and Landschulz was granted a restricted share award of 20,000 shares on October 8, 2003. One-third of the shares granted under this award vested on May 11, 2004. One-third of the remaining shares vested on June 3, 2005 (extended from May 11, 2005) and the remainder will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to the applicable holder of the restricted stock.

(9)	On each of March 23, 2004 and August 5, 2004, each of Messrs. Geater, Scherer and Landschulz was granted a restricted share award of 15,000 shares (or a total of 30,000 shares each). Two-thirds of the shares granted under each of these awards vested on June 3, 2005 (extended from May 11, 2005) and the remaining one-third of the shares will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to the applicable holder of the restricted stock.

(10)	On January 29, 2004 Mr. Sergi was granted a restricted share award of 10,000 shares and on each of March 23, 2004 and August 5, 2004, Mr. Sergi was granted a restricted share award of 2,500 shares (or a total of 15,000 shares). Two-thirds of the shares granted under each of these awards vested on May 11, 2005 and the remaining one-third of the shares will vest on May 11, 2006. Distributions on the shares of restricted stock will be paid to Mr. Sergi.

(11)	Included in these amounts are split-dollar whole life insurance premiums for the coverage period ending in November 2006 of $34,700 for Mr. Klein, $32,000 for Mr. Geater, $34,030 for Mr. Scherer, $34,030 for Mr. Landschulz and $19,350 for Mr. Sergi. Origen pre-paid the annual premiums for the split-dollar whole life insurance for 2006 in November 2005. These policies are owned by Origen and are intended to provide key man insurance benefits to Origen, and the cash build-up in the policies is intended to fund the payment of benefits under Origen’s capital accumulation plan described below.

(12)	On May 8, 2005, Mr. Klein was granted a restricted share award of 100,000 shares. The shares vest in equal installments on each of the first, second and third anniversary dates of the grant. Distributions on the shares of restricted stock will be paid to Mr. Klein.

(13)	On May 8, 2005, each of Messrs. Geater, Scherer and Landschulz was granted a restricted share award of 30,000 shares. The shares vest in equal installments on each of the first, second and third anniversary dates of the grant. Distributions on the shares of restricted stock will be paid to the applicable holder of the restricted stock.

(14)	On May 8, 2005, Mr. Sergi was granted a restricted share award of 5,000 shares. The shares vest in equal installments on each of the first, second and third anniversary dates of the grant. Distributions on the shares of restricted stock will be paid to Mr. Sergi.
          Origen has adopted a non-qualified capital accumulation plan that provides supplemental compensation to certain executive officers and employees on a deferred basis. Origen has the discretion to select which employees will be eligible to participate in the plan. The plan is intended to attract and maintain qualified individuals in key positions. The deferred compensation under the plan vests over a ten-year period, with the first 30% vesting beginning on the third anniversary of the employee’s participation in the plan, and the remainder vesting at a rate of 10% per year, until the tenth anniversary of the employee’s participation in the plan. The deferred compensation is paid to the employee, in a lump sum, following the tenth anniversary of the participant’s enrollment in the plan. If a participant’s employment is terminated for any reason after the third anniversary, but before the tenth anniversary, of his or her enrollment in the plan, Origen will pay the participant his or her vested portion of the deferred compensation, in a lump sum, following the tenth anniversary of his or her enrollment in the plan. If a participant dies before he or she has been enrolled in the plan for ten years, Origen has no obligation to pay any amount to the participant or the participant’s beneficiaries. The following table sets forth the compensation payable to the Named Executive Officers under the capital accumulation plan.

Compensation Payable
Named Executive Officer	Under Capital Accumulation Plan
Ronald A. Klein	$400,000
W. Anderson Geater	$400,000
J. Peter Scherer	$400,000
Mark W. Landschulz	$400,000
Benton Sergi	$225,000
     Origen has adopted a split-dollar life insurance plan that, through individual life insurance policies, provides death benefits to a participant’s beneficiaries and coordinates with the capital accumulation plan described above. Under the split-dollar plan, Origen is the sole owner of each life insurance policy and pays all premiums due under the policies. Upon a participant’s death, a portion of the death benefit is paid to the participant’s designated beneficiary and a portion of the death benefit is paid to Origen. It is intended that the policies under the split-dollar plan provide key man insurance benefits to Origen, and the cash build-up in the policies is intended to fund the payment of benefits under the capital accumulation plan described above. Participation in the split-dollar plan terminates upon the earlier of a participant’s death or the tenth anniversary of a participant’s enrollment in the capital accumulation plan. In addition, the split-dollar plan will terminate, as to all participants, upon the total cessation of Origen’s business, if Origen files for bankruptcy, if it is put into receivership or if it is dissolved. Upon the plan’s termination, participants have the right to acquire the life insurance policy from Origen for the then current cash surrender value of the policy.
Option Grants in Last Fiscal Year
     Origen did not grant any stock options to the Named Executive Officers during the year ended December 31, 2005.
Aggregated Option Exercises and Fiscal Year-End Option Values Table
     During the year ended December 31, 2005, no Named Executive Officer exercised any options. The following table contains information concerning option holdings as of December 31, 2005 with respect to each of the Named Executive Officers.

			Number of Securities
			Underlying Unexercised
			Options at
	Shares Acquired		Fiscal Year-End(1)
Name of Grantee	on Exercise	Value Realized	Exercisable	Unexercisable
Ronald A. Klein	—	—	16,666	8,334
J. Peter Scherer	—	—	10,000	5,000
W. Anderson Geater, Jr	—	—	10,000	5,000
Mark W. Landschulz	—	—	10,000	5,000
Benton E. Sergi	—	—	8,333	4,167

(1)	None of the options were in-the-money as of December 31, 2005.

Outside Director Compensation
     Origen pays an annual director’s fee to each non-employee director of $25,000, payable quarterly. Origen pays each non-employee director meeting fees of $1,000 per meeting attended in person and $500 per telephonic meeting. Origen also reimburses all costs and expenses of all directors for attending each meeting. In addition to their annual director’s fees, the Chairman of the Audit Committee receives an annual committee fee of $15,000, and other members of the Audit Committee receive an annual committee fee of $5,000. Members of the Compensation Committee receive an annual committee fee of $5,000. For services during the fiscal year ended December 31, 2005, Mr. Halpern earned directors’ fees of $35,000, Mr. Rogel earned directors’ fees of $47,000, Mr. Shiffman earned directors’ fees of $28,500, Mr. Wechsler earned directors’ fees of $35,500 and Mr. Williams earned directors’ fees of $43,500. Directors who are also employees are not separately compensated for services as a director other than through Origen’s 2003 Equity Incentive Plan.
     Under Origen’s 2003 Equity Incentive Plan, the Board has the discretion to grant awards under the plan to non-employee directors with such vesting and exercise provisions as the Board may determine at the date of grant. On May 8, 2005, Origen granted all directors other than Mr. Klein an award of 5,000 restricted shares of common stock. The shares vest in equal installments on each of the first three anniversary dates of the grant. Distributions on the shares of restricted stock will be paid to the directors.
Employment Agreements
     Origen and Origen Financial L.L.C. (Origen’s primary operating subsidiary) have entered into employment arrangements with the executive officers named in the following table, pursuant to which Origen Financial L.L.C. pays the executives’ salaries. Each of Origen’s executives is also an officer of Origen Financial L.L.C. These employment agreements are for a three-year term and provide the following annual base salaries.

	First Year of	Second Year of	Third Year of
	Initial Term(1)	Initial Term(1)	Initial Term(1)
Ronald A. Klein	$400,000	$425,000	$450,000
W. Anderson Geater, Jr	205,000	215,000	225,000
J. Peter Scherer	205,000	215,000	225,000
Mark W. Landschulz	190,000	200,000	210,000
Benton E. Sergi	190,000	195,000	205,000

(1)	The initial term of the employment agreement of each of Messrs. Klein, Geater, Scherer and Landschulz began on October 8, 2003 and ends on October 7, 2006. The initial term of Mr. Sergi’s employment agreement began on April 1, 2004 and ends on March 31, 2007.
     Each such employee will be prohibited from competing with Origen for a period of one year after termination of his employment under certain conditions. Each employee will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to 12 months after termination of the employment agreement. Each of the employment agreements is for an initial term of three years, and will be automatically renewed for successive one-year terms unless otherwise terminated by Origen or the employee. Under the employment agreements, each employee will be entitled to a severance payment of one year’s salary upon a termination by Origen without cause. In addition, each of Messrs. Klein, Geater, Scherer and Landschulz will be entitled to a severance payment of one year’s salary upon a termination by the executive for good reason or the failure by Origen to renew the term of the contract. Each of the executive officers is eligible to receive a bonus payable in cash, equity or a combination of cash and equity, in an amount and in the form determined by the Compensation Committee of the Board of Directors in its discretion. The Compensation Committee anticipates negotiating new employment agreements with Messrs. Klein, Geater, Scherer and Landschulz over the course of the next several months.
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee of the Board are Messrs. Williams (Chairman), Wechsler and Rogel. During 2005, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee, none of our employees served on the Compensation Committee and all of the Compensation Committee’s members are independent directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of April 28, 2006, based upon information available to Origen, the shareholdings of: (a) each person known to Origen to be the beneficial owner of more than 5% of Origen’s common stock; (b) each of Origen’s directors; (c) each Named Executive Officer; and (d) all of Origen’s executive officers and directors as a group.
          Except as otherwise noted, the beneficial owners named in the following table have sole voting and investment power with respect to all shares of Origen’s common stock shown as beneficially owned by them, subject to community property laws, where applicable.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Percent(1)
Ronald A. Klein	368,238	(2)	1.4%
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Gary A. Shiffman	5,017,500	(3)	19.7%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Paul A. Halpern	1,767,500	(4)	6.9%
2300 Harmon Road Auburn Hills, MI 48326

Richard H. Rogel	42,500	(5)	*
56 Rose Crown Avon, CO 81260

Michael J. Wechsler	17,500	(5)	*
625 Madison Avenue New York, NY 10021

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Percent(1)
James A. Williams	17,500	(5)	*
380 N. Old Woodward Ave, Suite 300 Birmingham, MI 48009

J. Peter Scherer	88,152	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

W. Anderson Geater, Jr.	91,774	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Mark W. Landschulz	94,257	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Benton E. Sergi	33,750	(7)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Sun OFI, LLC	5,000,000	(8)	19.6%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Woodward Holding, LLC	1,750,000	(9)	6.9%
2300 Harmon Road Auburn Hills, MI 48326

Third Avenue Management LLC	2,213,525	(10)	8.7%
622 Third Avenue, 32nd Floor New York, NY 10017

Wesley Capital Management, LLC (f/k/a AW Asset	1,917,161	(11)	7.5%
Management, L.L.C). 535 Madison Avenue. 26th Floor New York, NY 10022

All directors and executive officers as a group (14 persons)	7,639,772	(12)	29.8%

*	Holdings represent less than 1% of all shares outstanding.

(1)	In accordance with SEC regulations, the percentage calculations are based on 25,449,059 shares of common stock issued and outstanding as of April 28, 2006, plus shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006 by each individual or entity listed.

(2)	Includes (i) 10,000 shares held in a trust of which Mr. Klein is the beneficiary, and (ii) 25,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006.

(3)	Includes (i) 5,000,000 shares held by Sun OFI, LLC, an affiliate of Sun Communities, Inc., which are attributed to Mr. Shiffman because he is the Chairman, President and Chief Executive Officer of Sun Communities, Inc., of which shares Mr. Shiffman disclaims beneficial ownership, and (ii) 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006. Does not include 1,025,000 shares held by Shiffman Origen LLC. Mr. Shiffman has an indirect pecuniary interest in approximately 9% of the shares held by Shiffman Origen LLC but does not have share voting or investment control over the shares held by this entity.

(4)	Includes (i) 1,750,000 shares held by Woodward Holding, LLC, which are attributed to Mr. Halpern because he is its sole manager, of which shares Mr. Halpern disclaims beneficial ownership, and (ii) 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006.

(5)	Includes 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006.

(6)	Includes 15,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006.

(7)	Includes 12,500 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006.

(8)	Sun OFI, LLC is an affiliate of Sun Communities, of which Mr. Shiffman is the Chairman, President and Chief Executive Officer. Mr. Shiffman is the sole manager of Sun OFI, LLC. Mr. Shiffman has sole share voting and investment control over the shares held by Sun OFI, LLC. Mr. Shiffman disclaims beneficial ownership of the shares held by Sun OFI, LLC.

(9)	Mr. Halpern is the sole manager of Woodward Holding, LLC. Mr. Halpern has sole share voting and investment control over the shares held by Woodward Holding, LLC. Mr. Halpern disclaims beneficial ownership of the shares held by Woodward Holding, LLC.

(10)	Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2006, Third Avenue Management LLC has sole voting power with respect to 2,157,875 of these shares and sole dispositive power with respect to all 2,213,525 of these shares.

(11)	Based on information contained in a Schedule 13G/A filed with the SEC on February 13, 2006, Wesley Capital Management, LLC (f/k/a AW Asset Management, L.L.C.) serves as an investment adviser to, and holds these shares for the account of, a number of hedge funds and managed accounts and Wesley Capital Management, LLC disclaims beneficial ownership of the shares of common stock held by the funds, except to the extent of any pecuniary interest.

(12)	Includes 152,500 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 28, 2006.
Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under Origen’s equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category
Equity compensation plans approved by stockholders	255,500	$10.00	670,188
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
TOTAL	255,500	$10.00	670,188

Item 13. Certain Relationships and Related Transactions
     Gary A. Shiffman, one of Origen’s directors, is the Chairman of the Board, President and Chief Executive Officer of Sun Communities, Inc. (“Sun Communities”). Sun Communities owns approximately 20% of Origen’s outstanding common stock. Mr. Shiffman beneficially owns approximately 20% of Origen’s outstanding stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 12% of the outstanding common stock of Sun Communities. He is the President of Sun Home Services, Inc. (“Sun Homes”), of which Sun Communities is the sole beneficial owner.
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., services manufactured housing loans for Sun Homes. As of December 31, 2005, Origen Servicing serviced approximately $19.6 million and in manufactured housing loans for Sun Homes.. Servicing fees paid by Sun Homes to Origen Servicing, Inc. were approximately $0.3 million during the year ended December 31, 2005.
     Origen has agreed to fund loans that meet Sun Homes’ underwriting guidelines and then transfer those loans to Sun Homes pursuant to a commitment fee arrangement. Origen recognizes no gain or loss on the transfer of these loans. Origen funded and transferred approximately $7.2 million in loans and under this agreement during the year ended December 31, 2005.
     Sun Homes has purchased certain repossessed houses owned by Origen and located in manufactured housing communities owned by Sun Homes, subject to Sun Homes’ prior approval. Under this agreement, Origen sold to Sun Homes approximately $2.2 million of repossessed houses during the year ended December 31, 2005. This program allows Origen to further enhance recoveries on repossessed houses and allows Sun Homes to retain houses for resale in its communities.
     Origen leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of Origen, beneficially owns an approximate 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of Origen’s common stock, beneficially owns an approximate 25% interest in the landlord entity. Origen recorded rental expense for these offices of approximately $408,000 for the year ended December 31, 2005.
Item 14. Principal Accountant Fees and Services
     Aggregate fees for professional services rendered by Grant Thornton LLP, our independent auditors, for the fiscal years ended December 31, 2005 and December 31, 2004 were as follows:

	Fiscal Year Ended December 31,
Category	2005	2004
Audit Fees: For professional services rendered for the audit of our financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements, comfort letters and consents	$635,218	$235,908

Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards, attendance at Audit Committee meetings, in connection with our initial public offering and securitizations and other SEC related matters	$50,463	$155,640

Tax Fees: For professional services rendered in connection with tax compliance and preparation of tax returns	$146,620	$154,150

All Other Fees: For professional services rendered for the audit of our 401(k) plan	$20,053	$12,820
     The Audit Committee has a policy that requires that all services provided by the independent auditor to Origen, including audit services, audit-related services, tax services and other services, be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit related services provided to Origen by Grant Thornton LLP during the 2005 fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed herewith as part of this Form 10-K/A:
     (1) The financial statements described in Part IV, Item 15 of the Annual Report on Form 10-K filed on April 16, 2006 are set forth in Part II, Item 8 of such Annual Report on the pages described in Part IV, Item 15(a)(1) of such Annual Report.
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
Date: May 1, 2006

ORIGEN FINANCIAL, INC., a
Delaware corporation

By:	/s/ Ronald A. Klein

Ronald A. Klein, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ronald A. Klein	Chief Executive Officer and Director	May 1, 2006

Ronald A, Klein

/s/ W. Anderson Geater, Jr.	Chief Financial Officer and Principal	May 1, 2006

W. Anderson Geater, Jr.	Accounting Officer

/s/ Paul A. Halpern	Chairman of the Board	May 1, 2006

Paul A. Halpern

/s/ Richard H. Rogel	Director	May 1, 2006

Richard H. Rogel

/s/ Gary A. Shiffman	Director	May 1, 2006

Gary A. Shiffman

/s/ Michael J. Wechsler	Director	May 1, 2006

Michael J. Wechsler

/s/ James A. Williams	Director	May 1, 2006

James A. Williams

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
1.1	Sales Agreement dated August 29, 2005 between Origen Financial, Inc. (“Origen”), and Brinson Patrick Securities Corporation	(2)

3.1.1	Second Amended and Restated Certificate of Incorporation of Origen, filed October 7, 2003, and currently in effect	(1)

3.1.2	Certificate of Designations for Origen’s Series A Cumulative Redeemable Preferred Stock	(1)

3.2	By-laws of Origen	(6)

4.1	Form of Common Stock Certificate	(1)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen, Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(1)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen and DB Structured Finance Americas, LLC	(1)

4.4	Form of Senior Indenture	(2)

4.5	Form of Subordinated Indenture	(2)

10.1	Contribution Agreement, dated October 8, 2003, among Origen and the entities set forth on Appendix I thereto	(1)

10.2	Common Stock Purchase Agreement dated October 8, 2003 between Lehman Brothers Inc. and Origen	(1)

10.3	Concurrent Private Placement Agreement dated October 8, 2003 among Origen and the Purchasers (as defined therein)	(1)

10.4	Private Placement Agreement dated February 4, 2004 between Origen and DB Structured Finance Americas, LLC	(1)

10.5	2003 Equity Incentive Plan of Origen#	(1)

10.6	First Amendment to 2003 Equity Incentive Plan of Origen#	(5)

10.7	Form of Non-Qualified Stock Option Agreement#	(1)

10.8	Form of Restricted Stock Award Agreement#	(1)

10.9	Employment Agreement between Origen, Origen Financial L.L.C. and W. Anderson Geater#	(1)

10.10	Employment Agreement between Origen, Origen Financial L.L.C. and Ronald A. Klein#	(1)

10.11	Employment Agreement between Origen, Origen Financial L.L.C. and Mark Landschulz#	(1)

10.12	Employment Agreement between Origen, Origen Financial L.L.C. and J. Peter Scherer#	(1)

Exhibit		Method of
Number	Description	Filing
10.13	Employment Agreement between Origen, Origen Financial L.L.C. and Benton Sergi#	(4)

10.14	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(1)

10.15	Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.16	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(1)

10.17	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(1)

10.18	Credit Agreement dated July 25, 2002 between Origen Financial L.L.C. and Bank One, NA	(1)

10.19	First Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated June 27, 2003	(1)

10.20	Second Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated October 23, 2003	(1)

10.21	Third Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated December 31, 2003	(1)

10.22	Fourth Amendment to Credit Agreement effective as of December 31, 2004 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA)	(3)

10.23	Fifth Amendment to Credit Agreement effective as of December 23, 2005 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A.	(6)

10.24	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(1)

10.25	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(1)

21.1	List of Origen’s Subsidiaries.	(6)

23.1	Consent of Grant Thornton LLP	(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(7)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(7)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Board of Directors and Audit Committee of the Origen Board of Directors	(1)

99.2	Charter of the Compensation Committee of the Origen Board of Directors	(1)

Exhibit		Method of
Number	Description	Filing
99.4	Charter of the Executive Committee of the Origen Board of Directors	(1)

99.5	Corporate Governance Guidelines	(1)

99.6	Code of Business Conduct	(1)

99.7	Financial Code of Ethics	(1)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33-127931.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(5)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(6)	Previously filed.

(7)	Filed herewith.

#	Management contract or compensatory plan or arrangement.