Form 10-Q
period 2006-03-31
ORIGEN FINANCIAL INC
filed 2006-05-10
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006.
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2006: 25,449,059

Origen Financial, Inc.

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$2,975	$8,307
Restricted cash	14,926	13,635
Investments held to maturity	41,675	41,914
Loans receivable, net of allowance for losses of $9,670 and $10,017, respectively	806,748	768,410
Furniture, fixtures and equipment, net	3,454	3,558
Goodwill	32,277	32,277
Other assets	25,269	24,902

Total assets	$927,324	$893,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$119,640	$65,411
Securitization financing	556,916	578,503
Repurchase agreements	23,582	23,582
Notes payable — servicing advances	875	2,212
Recourse liability	292	292
Other liabilities	23,030	23,052

Total liabilities	724,335	693,052

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at March 31, 2006 and December 31, 2005	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,449,059 and 25,450,726 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	254	255
Additional paid-in-capital	218,899	218,366
Accumulated other comprehensive income	2,233	907
Distributions in excess of earnings	(18,522)	(19,702)

Total stockholders’ equity	202,989	199,951

Total liabilities and stockholders’ equity	$927,324	$893,003

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)
For the three months ended March 31

	2006	2005

Interest Income
Total interest income	$17,208	$13,166
Total interest expense	9,595	5,410

Net interest income before loan losses	7,613	7,756
Provision for credit losses	2,125	2,030

Net interest income after loan losses	5,488	5,726
Non-interest income	4,179	3,280
Non-interest Expenses
Personnel	5,967	5,481
Loan origination and servicing	376	414
Provision for recourse liability	—	50
State business taxes	98	113
Other operating	2,092	1,941

Total non-interest expense	8,533	7,999

Net income before cumulative effect of change in accounting principle	$1,134	$1,007

Cumulative effect of change in accounting principle	46	—

NET INCOME	$1,180	$1,007

Weighted average common shares outstanding	24,980,889	24,726,729

Weighted average common shares outstanding, diluted	25,124,092	25,016,254

Earnings per common share before cumulative effect of change in accounting principle:
Basic	$0.05	$0.04

Diluted	$0.05	$0.04

Earnings per common share:
Basic	$0.05	$0.04

Diluted	$0.05	$0.04

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
For the three months ended March 31

	2006	2005

Net income	$1,180	$1,007

Other comprehensive income:
Net unrealized gain on interest rate swaps	1,321	1,369
Reclassification adjustment for net realized losses included in net income	5	68

Total other comprehensive income	1,326	1,437

Comprehensive income	$2,506	$2,444

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the three months ended March 31

	2006	2005
Cash Flows From Operating Activities
Net income	$1,180	$1,007
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses and recourse liability	2,125	2,080
Depreciation and amortization	1,571	1,286
Compensation expense recognized under share-based compensation plans	578	660
Cumulative effect of change in accounting principal	(46)	—
(Increase) decrease in other assets	430	(1,493)
Increase (decrease) in accounts payable and other liabilities	(57)	92

Net cash provided by operating activities	5,781	3,632
Cash Flows From Investing Activities
Increase in restricted cash	(1,291)	(1,431)
Purchase of investment securities	—	(3,150)
Origination and purchase of loans	(63,405)	(87,970)
Principal collections on loans	20,168	16,308
Proceeds from sale of repossessed houses	2,304	3,069
Capital expenditures	(151)	(596)

Net cash used in investing activities	(42,375)	(73,770)
Cash Flows From Financing Activities
Dividends paid	—	(1,009)
Repayment of notes payable — securitizations	(21,630)	(12,880)
Proceeds from advances under repurchase agreements	—	2,198
Repayment of advances under repurchase agreements	—	(210)
Proceeds from warehouse financing	55,360	80,006
Repayment of warehouse financing	(1,131)	(3,639)
Change in servicing advances, net	(1,337)	1,977

Net cash provided by financing activities	31,262	66,443

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,332)	(3,695)
Cash and cash equivalents, beginning of period	8,307	9,293

Cash and cash equivalents, end of period	$2,975	$5,598

Supplemental disclosures of cash flow information:
Interest paid	$9,319	$5,011
Non cash financing activities:
Loans transferred to repossessed assets and held for sale	$5,264	$5,684
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
     Certain prior period amounts have been reclassified to conform to current financial statement presentation.
Note 2 – Recent Accounting Pronouncements
Accounting for Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance required that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company adopted the new rules reflected in SFAS No. 123(R) using the modified-prospective method on January 1, 2006. The effects of the adoption of SFAS No. 123(R) are discussed further in Note 8.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Recent Accounting Pronouncements (Continued)
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not have a material effect on the Company’s financial position or results of operations.
Accounting for Certain Hybrid Instruments
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, the Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position or results of operations.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, the Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and restricted common stock. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2006 and 2005 (in thousands, except per share data):

	2006	2005
Numerator:
Net income	$1,180	$1,007
Preferred stock dividends	(4)	(4)

Income available to common shareholders	$1,176	$1,003

Denominator:
Weighted average common shares for basic EPS	24,981	24,727
Effect of dilutive securities:
Weighted avg. restricted stk. awards	143	289

Weighted average common shares for diluted EPS	25,124	25,016

Basic EPS	$0.05	$0.04

Diluted EPS	$0.05	$0.04

Note 4– Investments
     Except for debt securities acquired with evidence of deterioration of credit quality since origination, which are accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. The Company’s investments consisted of three asset-backed securities with principal amounts of $32.0 million, $6.8 million and $8.6 million, respectively, at March 31, 2006. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. The securities are carried on the Company’s balance sheet at an amortized cost of $41.7 million at March 31, 2006, which approximates their fair value. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the securities to maturity. The securities will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than–temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded during the three months ended March 31, 2006. The carrying value of debt securities accounted for under the provisions of SOP 03-3 was approximately $3.8 million at March 31, 2006 and is included in investments in the consolidated balance sheet.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Loans Receivable
     The carrying amounts of loans receivable consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Manufactured housing loans — securitized	$673,966	$695,701
Manufactured housing loans — unsecuritized	144,376	85,949
Accrued interest receivable	4,047	4,078
Deferred fees	(1,570)	(2,100)
Discount on purchased loans	(3,973)	(4,773)
Allowance for purchased loans	(428)	(428)
Allowance for loan loss	(9,670)	(10,017)

	$806,748	$768,410

     The Company originates and purchases loans collateralized by manufactured houses with the intent to securitize them. Under the current legal structure of the securitization program, the Company transfers manufactured housing loans it originates and purchases to a trust for cash. The trust then sells asset-backed bonds secured by the loans to investors. These loan securitizations are structured as financing transactions. When securitizations are structured as financings, no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset-backed bonds secured by the loans are carried as a liability.
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $143.4 million at March 31, 2006. Delinquency statistics (including repossessed inventory) on those loans are as follows at March 31, 2006 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	91	$3,531	2.5%
61-90	20	751	0.5%
Greater than 90	128	5,536	3.9%

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 6 – Allowance for Credit Losses
     The allowance for credit losses and related additions and deductions to the allowance were as follows for the three months ended March 31 (in thousands):

	2006	2005
Balance at beginning of period	$10,017	$5,315
Provision for loan losses	2,125	2,030
Transfers from recourse liability	—	988
Gross charge-offs	(4,456)	(5,934)
Recoveries	1,984	2,895

Balance at end of period	$9,670	$5,294

     The recourse liability and related additions and transfers out of the recourse liability were as follows for the three months ended March 31 (in thousands):

	2006	2005
Balance at beginning of period	$292	$6,603
Reimbursements for losses per recourse agreements	—	—
Provision for recourse liabilities	—	50
Transfers to allowance for credit losses	—	(988)

Balance at end of period	$292	$5,665

Note 7– Debt
     Total debt outstanding was as follows (in thousands):

	March 31,	December 31,
	2006	2005
Warehouse financing	$119,640	$65,411
Securitization financing	556,916	578,503
Repurchase agreements	23,582	23,582
Notes payable – servicing advances	875	2,212

	$701,013	$669,708

     Warehouse Financing – Citigroup - The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in March 2006, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A and 2005-B securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $119.6 million at March 31, 2006. At March 31, 2006 all financial covenants were met.
     Securitization Financing – 2004-A Securitization - On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $131.9 million at March 31, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt (Continued)
     Securitization Financing – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $130.4 million March 31, 2006.
     Securitization Financing – 2005-A Securitization - On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $144.7 million at March 31, 2006.
     Securitization Financing – 2005-B Securitization – December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $149.9 million at March 31, 2006.
     Repurchase Agreements – Citigroup - The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at March 31, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Debt (Continued)
     Note Payable – Servicing Advances – JPMorgan Chase Bank, N.A. – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $0.9 million at March 31, 2006. At March 31, 2006 all financial covenants were met.
     The average balance and average interest rate of outstanding debt was as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing – Citigroup	$88,973	7.2%	$139,539	5.2%
Securitization financing – 2004-A securitization	136,295	5.2%	154,295	4.9%
Securitization financing – 2004-B securitization	134,545	5.3%	149,499	5.1%
Securitization financing – 2005-A securitization	148,612	5.2%	101,441	5.1%
Securitization financing – 2005-B securitization	152,290	5.7%	7,228	5.5%
Repurchase agreements — Citigroup	23,582	5.3%	22,793	4.2%
Note payable — servicing advances – JPMorgan Chase Bank, N.A.	672	8.3%	710	7.5%
Note 8 – Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or restricted stock grants. As of March 31, 2006, approximately 685,000 shares of common stock remained available for issuance, as either stock options or restricted stock grants, under the plan. The compensation cost that has been charged against income for those plans was $578,000 and $660,000 for the three months ended March 31, 2006 and 2005, respectively.
     The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition method, to account for its equity incentive plan. Prior to January 1, 2006, as permitted under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the Company had chosen to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeds the stock option exercise price. All options granted by the Company prior to the adoption of SFAS 123(R) were granted at a fixed price not less than the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense, prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Share-Based Compensation Plan (Continued)
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income after the cumulative effect of a change in accounting principle for the three months ended March 31, 2006 was $58,000 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.04 and $0.04, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.05 and $0.05. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operations and financing activities.
     Stock Options
     Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s equity incentive plan, and options that have been issued to date generally vest over a two-year period, have 10-year contractual terms and a 5-year expected option term. The Company does not pay dividends or make distributions on unexercised options. As of March 31, 2006 there was $52,000 of total unrecognized compensation cost related to stock options granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.
     The following table summarizes the activity relating to the Company’s stock options for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term
Options outstanding at January 1, 2006	255,500	$10.00	8.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	(5,000)	$10.00	7.8

Options outstanding at March 31, 2006	250,500	$10.00	7.7

Options exercisable at March 31, 2006	170,333	$10.00	7.7

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Share-Based Compensation Plan (Continued)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plan for the three months ended March 31, 2005. Note that the pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during those periods. Disclosures for 2006 are not presented because share-based payments have been accounted for under SFAS No. 123(R)’s fair-value method. For purposes of this pro forma disclosure, the value of the options is estimated using a binomial option-pricing model.

Three Months
Ended
March 31,
2005
Net income available to common shareholders	$1,003
Stock option compensation cost	$(6)

Pro forma net income available to common shareholders	$997

Basic income per share as reported	$0.04

Pro forma basic income per share	$0.04

Diluted income per share as reported	$0.04

Pro forma diluted income per share	$0.04

     Non-Vested Stock Awards
     The Company grants non-vested stock awards to certain directors, officers and employees under the equity incentive plan. The grantees of the non-vested stock awards are entitled to receive all dividends and other distributions paid with respect to the common shares of the Company underlying such non-vested stock awards at the time such dividends or distributions are paid to holders of common shares.
     The Company recognized compensation expense for outstanding non-vested stock awards over their vesting periods for an amount equal to the fair value of the non-vested stock awards at grant date. As of March 31, 2006 there was $1.7 million of total unrecognized compensation cost related to non-vested stock awards granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.8 years
     The Company recorded a cumulative effect of a change in accounting principle, as a result of the adoption of SFAS No. 123(R), in the amount of $46,000 as of January 1, 2006 to reflect the change in accounting for forfeitures. Results for prior periods have not been restated.
     The following table summarizes the activity relating to the Company’s non-vested stock awards for the three months ended March 31, 2006:

		Weighted
	Number of	Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Non-vested at January 1, 2006	469,837	$8.02
Granted	—	—
Vested	—	—
Forfeited	(1,667)	$8.33

Non-vested at March 31, 2006	468,170	$8.02

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 9 – Derivative Instruments and Hedging Activity
     During the first quarter of 2006, the Company entered into three forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of its planned securitization transaction to be completed during the late second or early third quarter of 2006. The Company has designated the swaps as cash flow hedges for accounting purposes.
     Under the terms of the swaps the Company will pay fixed rates of 4.79%, 5.11% and 5.09% and receive floating rates equal to the one month LIBOR rate on beginning notional balances of $44.0 million, $20.0 million and $30.0 million, respectively. The first payment on each of the swaps is scheduled for July 2006. A rise in rates during the interim period would increase the Company’s borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction.
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
     Additionally, SFAS No. 133 requires all derivative instruments to be carried at fair value in the Company’s statement of position. The fair value of the forward starting interest rate swaps discussed above approximates an asset of $1.3 million at March 31, 2006.
     The Company previously terminated interest rate swaps related to the 2004-B, 2005-A and 2005-B securitizations. The unamortized gains and losses on these terminated interest rate swaps are included in accumulated other comprehensive income in the consolidated balance sheet. The unamortized losses on the terminated interest rate swaps related to the 2004-B and 2005-A securitizations were approximately $1.4 million and $0.3 million at March 31, 2006, respectively. The unamortized gains on the terminated interest rate swaps related to the 2005-B securitization were approximately $2.6 million at March 31, 2006. Net amortization of gains over the next twelve months is expected to amount to approximately $15,000.
Note 10 – Subsequent Events
     On April 27, 2006, the Company declared a dividend of $0.03 per common share payable to holders of record as of May 19, 2006. Payment of the dividend is planned for May 31, 2006.

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
     The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2006 in this quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or relieving a liability. In many instances we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such changes would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan portfolio. Other estimates that we use are fair value of derivatives and expected useful lives of our depreciable assets. We value our derivative contracts at fair value using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. Additionally, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” we make estimates related to future forfeitures of unvested stock awards and stock options. Any change in the estimates of future forfeitures of unvested stock awards and stock options could increase or decrease compensation expense. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
     Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Details regarding our critical accounting policies are described fully in Note A in the “Notes to Consolidated Financial Statements” in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Results of Operations
Comparison of the three months ended March 31, 2006 and 2005.
Net Income
     Net income increased $0.2 million to $1.2 million for the three months ended March 31, 2006 compared to net income of $1.0 million for the same period in 2005. The increase is the result of an increase of $0.9 million in non-interest income offset by a decrease of $0.2 million in net interest income after loan losses and an increase in non-interest expenses of $0.5 million as described in more detail below.
Interest Income
     Interest income increased 30.3% to approximately $17.2 million compared to approximately $13.2 million. This increase resulted primarily from an increase of $205.3 million or 32.3% in average interest earning assets from $635.2 million to $840.5 million. The increase in interest earning assets includes approximately $200.4 million in newly originated and purchased manufactured housing loans and approximately $3.3 million in newly purchased asset backed securities. The weighted average net interest rate on the loan receivable portfolio decreased to 8.2% from 8.4% due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Interest expense increased $4.2 million, or 77.8%, to $9.6 million from $5.4 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $207.9 million to $660.7 million compared to $452.8 million, or 45.9%. The average interest rate on total debt outstanding increased from 4.6% to 5.6%. The higher average interest rate for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended March 31 (dollars in thousands):

	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$782,795	$16,101	8.23%	$582,414	$12,222	8.39%
Investment securities	41,361	951	9.20%	38,063	869	9.13%
Other	16,348	156	3.82%	14,719	75	2.04%

Total	$840,504	$17,208	8.19%	$635,196	$13,166	8.29%

Interest bearing liabilities:
Loan funding facilities	$660,715	$9,268	5.61%	$452,819	$5,226	4.62%
Repurchase agreements	23,582	313	5.31%	20,616	174	3.38%
Notes payable – servicing advance	672	14	8.33%	402	10	9.95%

Total	$684,969	$9,595	5.60%	$473,837	$5,410	4.57%

Net interest income and interest rate spread		$7,613	2.59%		$7,756	3.72%

Net yield on average interest earning assets			3.62%			4.88%

     The following table sets forth the changes in the components of net interest income for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$16,820	$(12,941)	$3,879
Investment securities	301	(219)	82
Other	33	48	81

Total interest income	$17,154	$(13,112)	$4,042

Interest bearing liabilities:
Loan funding facilities	$9,597	$(5,555)	$4,042
Repurchase agreements	100	39	139
Notes payable – servicing advances	27	(23)	4

Total interest expense	$9,724	$(5,539)	$4,185

Decrease in net interest income			$(143)

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party loan originations. Such revenue increased $0.9 million, or 27.3%, to $4.2 million compared to $3.3 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $137.7 million, or 10.0%, from $1.38 billion to $1.52 billion.

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
     The provision for credit losses increased 5.0% to $2.1 million from $2.0 million. Net charge-offs against the allowance for loan loss decreased 16.7% from $3.0 million, to $2.5 million. As a percentage of average loans receivable, net charge-offs, on an annualized basis, decreased to 1.3% compared to 2.1%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at March 31, 2006 has a larger concentration of loans originated after December 31, 2001 than was the case for the owned portfolio at March 31, 2005. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.
Non-interest Expenses
     Personnel expenses increased approximately $0.5 million, or 9.1%, to $6.0 million compared to $5.5 million. The increase is primarily the result of a $0.2 million increase in annual performance bonuses and a $0.4 million increase in salaries and temporary office staffing expenses due to an increase in the number of full time equivalent and temporary employees, offset by a decrease of $0.1 million in stock compensation expenses.
     The provision for recourse liability decreased $50,000, or 100%. This decrease is primarily the result of a decrease in the principal balance of loans sold with recourse from $49.3 million at March 31, 2005 to $4.4 million at March 31, 2006 as a result of the buy-out of our recourse obligation with Vanderbilt Mortgage and Finance, Inc. in July 2005.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.2 million to $2.1 million, or approximately 10.5%, compared to $1.9 million. This increase is primarily the result of a $0.1 million increase in occupancy and equipment expenses and a $0.1 million increase in professional fees.
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 5.0% to $806.7 million at March 31, 2006 compared to $768.4 million at December 31, 2005. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended March 31, 2006 increased 9.6% to $62.5 million compared to $57.0 million for the three months ended March 31, 2005. We additionally processed $3.3 million and $1.5 million in loans originated under third-party origination agreements for the three months ended March 31, 2006 and 2005, respectively. These increases were due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	March 31, 2006	December 31, 2005
Principal balance of loan receivable	$818,342	$781,650
Number of loans receivable	17,847	17,277
Average loan balance	$46	$45
Weighted average loan coupon[1]	9.53%	9.56%
Weighted average initial term	20 years	20 years
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	March 31, 2006			December 31, 2005
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio

31-60	170	$6,045	0.7%	215	$8,182	1.0%
61-90	52	1,705	0.2%	68	2,561	0.3%
Greater than 90	141	6,033	0.7%	192	7,480	1.0%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three months ended March 31, 2006 the average outstanding principal balance of non-performing loans was approximately $6.8 million compared to $6.7 million for the three months ended March 31, 2005. Non-performing loans as a percentage of average loan receivables decreased to 0.9% for the three months ended March 31, 2006 as compared to 1.4% for the three months ended March 31, 2005, primarily as a result of higher average balances offset by improved credit quality in the loan portfolio.
     At March 31, 2006 we held 136 repossessed houses owned by us compared to 162 houses at December 31, 2005. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $3.1 million at March 31, 2006 compared to $3.5 million at December 31, 2005, a decrease of $0.4 million or 11.4%.
     The allowance for credit losses decreased $0.3 million to $9.7 million at March 31, 2006 from $10.0 million at December 31, 2005. Despite the 4.9% increase in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the allowance for credit losses decreased 3.0% due to improvement in delinquency rates at March 31, 2006. Loans delinquent over 60 days decreased $2.3 million or 23.0% from $10.0 million at December 31, 2005 to $7.7 million at March 31, 2006. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 1.24% at March 31, 2006 compared to approximately 1.35% at December 31, 2005. Net charge-offs were $2.5 million for the three months ended March 31, 2006 compared to $3.0 million for the three months ended December 31, 2005.

[1] The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our allowance for credit losses includes amounts reserved for inherent losses resulting from the damage inflicted by Hurricane Katrina and Hurricane Rita in 2005. Observed trends in the performance of the identified loans through March 31, 2006 and continuing through May 1, 2006, have been somewhat more favorable than management’s initial expectations, however, there can be no assurance that these trends will continue. We will continue to gather and interpret data from the affected areas and compare such information to our estimates. Amounts are refined as deemed appropriate.
     In the past, our predecessor companies sold loans with recourse. We regularly evaluate the recourse liability for adequacy by taking into consideration factors such as changes in outstanding principal balance of the portfolios of loans sold with recourse; trends in actual and forecasted portfolio performance, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to pay. If actual results differ from our estimates, we may be required to adjust our liability accordingly. No provision for recourse liability was recorded during the three months ended March 31, 2006. The reserve for loan recourse liability was $0.3 million at both March 31, 2005 and December 31, 2005. The remaining principal balance of loans sold with recourse at March 31, 2006 was $4.4 million versus $4.6 million at December 31, 2005, a decrease of 4.3%.
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
     The following tables indicate the impact of such legacy loans:
Loan Pool Unpaid Principle Balance (dollars in thousands)1

		2002 and
	2001 and prior	subsequent
At December 31, 2005
Dollars	$56,622	$732,033
Percentage of total	7.2%	92.8%
At March 31, 2006
Dollars	$53,115	$771,578
Percentage of total	6.4%	93.6%
Static Pool Performance (dollars in thousands) 1

		2002 and
	2001 and prior	subsequent
Three Months Ended March 31, 2006
Dollars defaulted	$1,823	$3,399
Net recovery percentage	33.7%	43.8%
Net losses	$1,699	$1,954
     While representing less than 7% of the owned loan portfolio at March 31, 2006, the pre-2002 loans accounted for almost 35% of the defaults during the three months ended March 31, 2006. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. Management believes that as these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.

[1] Includes owned portfolio, repossessed inventory and loans sold with recourse

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our asset quality statistics for the quarter ended March 31, 2006 reflect our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs. Long term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At March 31, 2006 we had approximately $3.1 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the three months ended March 31, 2006, totaled $5.8 million versus $3.6 million for the three months ended March 31, 2005. Cash used in investing activities was $42.4 million for the three months ended March 31, 2006 versus $73.8 million for the three months ended March 31, 2005. Cash used to originate and purchase loans decreased 28.0%, or $24.6 million, to $63.4 million for the three months ended March 31, 2006 compared to $88.0 million for the three months ended March 31, 2005. The change is a result of a decrease of approximately $30.7 million in manufactured housing loan purchases offset by an increase in origination volume a result of increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. Principal collections on loans totaled $20.2 million for the three months ended March 31, 2006 as compared to $16.3 million for the three months ended March 31, 2005, an increase of $3.9 million, or 23.9%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $782.8 million for the three months ended March 31, 2006 compared to $582.4 million for the three months ended March 31, 2005, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.
     The primary source of cash during the three months ended March 31, 2006 was approximately $54.2 million in net proceeds from our warehouse facility.
     Continued access to the securitization market is very important to our business. The proceeds from successful securitization transactions generally are applied to paying down our short-term credit facilities giving us renewed borrowing capacity to fund new loan originations. Numerous factors affect our ability to complete a successful securitization, including factors beyond our control. These include general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt. In the event these factors are unfavorable our ability to successfully complete securitization transactions is impeded and our liquidity and capital resources are affected negatively. There can be no assurance that current favorable conditions will continue or that unfavorable conditions will not return.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in March 2006, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by our residual interests in the 2004-A, 2004-B, 2005-A and 2005-B securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $119.6 million at March 31, 2006.
     Additionally, we have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing our residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities and residual interests with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million at March 31, 2006
     Under the terms of our revolving credit facility with JP Morgan Chase Bank, N.A., we can borrow up to $5.0 million to fund required principal and interest advances on manufactured housing loans that we service for outside investors. Borrowings under the facility are repaid when we collect monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, we have granted JPMorgan Chase a security interest in substantially all our assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $0.9 million at March 31, 2006.
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
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $114.1 million and $207.9 million at March 31, 2006 and 2005, respectively. If LIBOR increased or decreased by 1.0% during the three months ended March 31, 2006 and 2005, we believe our interest expense would have increased or decreased by approximately $0.3 million and $0.4 million, respectively, based on the $113.2 million and $149.4 million average balance outstanding under our variable rate debt facilities for the three months ended March 31, 2006 and 2005, respectively. We had no variable rate interest earning assets outstanding during the three months ended March 31, 2006 or 2005.
     The following table shows the contractual maturity dates of our assets and liabilities at March 31, 2006. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets

Cash and equivalents	$2,975	$—	$—	$—	$2,975
Restricted cash	14,926	—	—	—	14,926
Loans receivable, net	27,942	79,092	317,167	382,547	806,748
Investments held to maturity	—	—	—	41,675	41,675
Furniture, fixtures and equipment, net	276	864	2,314	—	3,454
Goodwill	—	—	—	32,277	32,277
Other assets	13,318	4,992	4,396	2,563	25,269

Total assets	$59,437	$84,948	$323,877	$459,062	$927,324

Liabilities and Stockholders’ Equity

Warehouse financing	$22,433	$67,298	$29,909	$—	$119,640
Securitization financing	19,289	54,599	218,947	264,081	556,916
Repurchase agreements	23,582	—	—	—	23,582
Notes payable – servicing advances	875	—	—	—	875
Recourse liability	15	40	137	100	292
Other liabilities	21,633	278	—	1,119	23,030

Total liabilities	87,827	122,215	248,993	265,300	724,335

Preferred stock	—	—	—	125	125
Common stock	—	—	—	254	254
Additional paid-in-capital	—	—	—	218,899	218,899
Accumulated other comprehensive income	12	3	158	2,060	2,233
Distributions in excess of earnings	—	—	—	(18,522)	(18,522)

Total stockholders’ equity	12	3	158	202,816	202,989

Total liabilities and stockholders’ equity	$87,839	$122,218	$249,151	$468,116	$927,324

Interest sensitivity gap	$(28,402)	$(37,270)	$74,726	$(9,054)
Cumulative interest sensitivity gap	$(28,402)	$(65,672)	$9,054	—
Cumulative interest sensitivity gap to total assets	(3.06)%	(7.08)%	0.98%	—

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable which fixes our cost of funds associated with the loans over the lives of such loans.
     During the first quarter of 2006, we entered into three forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of our planned securitization transaction to be completed in the late second or early third quarter of 2006. We have designated the swaps as cash flow hedges for accounting purposes. Under the terms of the swaps we will pay fixed rates of 4.79%, 5.11% and 5.09% and receive floating rates equal to the one month LIBOR rate on beginning notional balances of $44.0 million, $20.0 million and $30.0 million, respectively. The first payment on each of the swaps is scheduled for July 2006. A rise in rates during the interim period would increase our borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction. The hedging transactions were structured at inception to meet the criteria set forth in SFAS No. 133 in order to allow us to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives are included in other comprehensive income and such amounts will be amortized into earnings upon completion of the planned transaction. In the event that we are unable to or decline to enter into the securitization transaction or if the completion of the securitization transaction is significantly delayed, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS No. 133.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by contractual maturity at March 31, 2006, (dollars in thousands):

	Contractual Maturity
						There-
	2006	2007	2008	2009	2010	after	Total
Interest sensitive assets
Loans receivable	$81,455	$97,753	$86,280	$76,103	$67,099	$398,059	$806,748
Average interest rate	9.53%	9.53%	9.53%	9.53%	9.53%	9.53%	9.53%
Interest bearing deposits	18,130	—	—	—	—	—	18,130
Average interest rate	3.82%	—	—	—	—	—	3.82%
Investments	—	—	—	—	—	41,675	41,675
Average interest rate	—	—	—	—	—	9.20%	9.20%

Total interest sensitive assets	$99,585	$97,753	$86,280	$76,103	$67,099	$439,734	$866,553

Interest sensitive liabilities
Warehouse financing	$89,730	$29,910	$—	$—	$—	$—	$119,640
Average interest rate	7.21%	7.21%	—	—	—	—	7.21%
Securitization financing	56,230	67,481	59,561	52,535	46,320	274,789	556,916
Average interest rate	5.36%	5.36%	5.36%	5.36%	5.36%	5.36%	5.36%
Repurchase agreements	23,582	—	—	—	—	—	23,582
Average interest rate	5.31%	—	—	—	—	—	5.31%
Note payable – servicing advance	875	—	—	—	—	—	875
Average interest rate	8.33%	—	—	—	—	—	8.33%

Total interest sensitive liabilities	$170,417	$97,391	$59,561	$52,535	$46,320	$274,789	$701,013

Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of the end of the period covered by this report. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in our filings is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the period covered by this report there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II            OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(1)

(1)	Filed herewith.
     (b) Reports on Form 8-K
     During the period covered by this report, we filed the following Current Reports on Form 8-K:
(i) Form 8-K, filed March 14, 2006, furnished for the purpose of reporting, under Item 2.02 (Results of Operations and Financial Condition), our preliminary unaudited financial results for the year ended December 31, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2006

ORIGEN FINANCIAL, INC. (Registrant)
BY: /s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief
Financial Officer and Secretary (Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(1)

(1)	Filed herewith.