Form 10-Q
period 2006-06-30
ORIGEN FINANCIAL INC
filed 2006-08-09
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006.
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2006: 25,788,901

Origen Financial, Inc.

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$1,641	$8,307
Restricted cash	14,094	13,635
Investments held to maturity	41,543	41,914
Loans receivable, net of allowance for losses of $8,779 and $10,017, respectively	856,927	768,410
Furniture, fixtures and equipment, net	3,381	3,558
Goodwill	32,277	32,277
Other assets	27,365	24,902

Total assets	$977,228	$893,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$190,189	$65,411
Securitization financing	534,346	578,503
Repurchase agreements	23,582	23,582
Notes payable — servicing advances	781	2,212
Other liabilities	22,360	23,344

Total liabilities	771,258	693,052

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at June 30, 2006 and December 31, 2005	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,613,901 and 25,450,726 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	256	255
Additional paid-in-capital	219,123	218,366
Accumulated other comprehensive income	3,748	907
Distributions in excess of earnings	(17,282)	(19,702)

Total stockholders’ equity	205,970	199,951

Total liabilities and stockholders’ equity	$977,228	$893,003

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Earnings (Unaudited)
(In thousands, except share data)
For the periods ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income
Total interest income	$18,057	$14,622	$35,265	$27,788
Total interest expense	10,282	6,681	19,877	12,091

Net interest income before loan losses	7,775	7,941	15,388	15,697
Provision for credit losses	1,201	1,645	3,326	3,675

Net interest income after loan losses	6,574	6,296	12,062	12,022
Non-interest income	4,209	3,396	8,388	6,676
Non-interest Expenses
Personnel	6,300	5,697	12,267	11,178
Loan origination and servicing	336	380	712	794
State business taxes	77	77	175	190
Other operating	2,066	2,025	4,158	4,016

Total non-interest expense	8,779	8,179	17,312	16,178

Net income before cumulative effect of change in accounting principle	$2,004	$1,513	$3,138	$2,520

Cumulative effect of change in accounting principle	—	—	46	—

NET INCOME	$2,004	$1,513	$3,184	$2,520

Weighted average common shares outstanding	25,110,575	24,818,544	25,046,090	24,776,139

Weighted average common shares outstanding, diluted	25,149,949	24,911,198	25,137,379	24,899,662

Earnings per common share before cumulative effect of change in accounting principle:
Basic	$0.08	$0.06	$0.12	$0.10

Diluted	$0.08	$0.06	$0.12	$0.10

Earnings per common share:
Basic	$0.08	$0.06	$0.13	$0.10

Diluted	$0.08	$0.06	$0.13	$0.10

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
For the periods ended June 30,

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$2,004	$1,513	$3,184	$2,520

Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps	1,527	(2,467)	2,848	(1,098)
Reclassification adjustment for net realized (gains) losses included in net income	(12)	91	(7)	159

Total other comprehensive income (loss)	1,515	(2,376)	2,841	(939)

Comprehensive income (loss)	$3,519	$(863)	$6,025	$1,581

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the six months ended June 30

	2006	2005
Cash Flows From Operating Activities
Net income	$3,184	$2,520
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,326	3,675
Investment impairment	114	—
Depreciation and amortization	3,051	3,932
Compensation expense recognized under share-based compensation plans	1,092	1,292
Cumulative effect of change in accounting principle	(46)	—
Increase in other assets	(1,795)	(1,081)
Decrease in accounts payable and other liabilities	(983)	(466)

Net cash provided by operating activities	7,943	9,872
Cash Flows From Investing Activities
Increase in restricted cash	(459)	(1,676)
Purchase of investment securities	—	(4,240)
Origination and purchase of loans	(139,915)	(158,989)
Principal collections on loans	42,341	35,109
Proceeds from sale of repossessed houses	5,720	5,638
Capital expenditures	(342)	(1,301)

Net cash used in investing activities	(92,655)	(125,459)
Cash Flows From Financing Activities
Dividends paid	(764)	(2,545)
Repurchase and retirement of common stock	(288)	(449)
Proceeds from securitization financing	—	164,901
Repayment of securitization financing	(44,249)	(30,634)
Proceeds from advances under repurchase agreements	—	2,280
Repayment of advances under repurchase agreements	—	(360)
Proceeds from warehouse financing	129,284	137,093
Repayment of warehouse financing	(4,506)	(162,338)
Change in servicing advances, net	(1,431)	1,774

Net cash provided by financing activities	78,046	109,722

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,666)	(5,865)
Cash and cash equivalents, beginning of period	8,307	9,293

Cash and cash equivalents, end of period	$1,641	$3,428

Supplemental disclosures of cash flow information:
Interest paid	$19,394	$11,206
Non cash financing activities:
Non-vested common stock issued as unearned compensation	$1,322	$2,156
Loans transferred to repossessed assets and held for sale	$9,589	$10,219
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the periods ended June 30, 2006 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
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
   Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, the Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position or results of operations.
  Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. At this time, the Company does not expect the adoption of FIN No. 48 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and non-vested common stock. Certain adjustments have been made to the number of weighted average shares outstanding for diluted EPS for the three and six months ended June 30, 2005 to correct for a computation error. The adjustments had no effect on reported diluted EPS. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,004	$1,513	$3,184	$2,520
Preferred stock dividends	(4)	(4)	(8)	(8)

Income available to common shareholders	$2,000	$1,509	$3,176	$2,512

Denominator:
Weighted average common shares for basic EPS	25,111	24,818	25,046	24,776
Effect of dilutive securities:
Weighted average non-vested stock awards	39	93	91	124

Weighted average common shares for diluted EPS	25,150	24,911	25,137	24,900

Basic EPS	$0.08	$0.06	$0.13	$0.10

Diluted EPS	$0.08	$0.06	$0.13	$0.10

Note 4– Investments
     The Company follows the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in reporting its investments. The securities are carried on the Company’s balance sheet at an amortized cost of $41.5 million at June 30, 2006, which approximates their fair value.
     Investments Accounted for Under the Provisions of SFAS No. 115
     The carrying value of investments accounted for under the provisions of SFAS No. 115 was approximately $37.9 million at June 30, 2006 and is included in investments in the consolidated balance sheet. These investments consisted of three asset-backed securities with principal amounts of $32.0 million, $6.8 million and $8.6 million, respectively, at June 30, 2006. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033, December 28, 2033 and December 28, 2033, respectively. During the three and six months ended June 30, 2006, the Company did not purchase or sell any securities. As prescribed by the provisions of SFAS No. 115 the Company has both the intent and ability to hold the securities to maturity. The securities will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than–temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these securities during the three and six months ended June 30, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 4– Investments (Continued)
     Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The carrying value of debt securities accounted for under the provisions of SOP 03-3 was approximately $3.6 million at June 30, 2006 and is included in investments in the consolidated balance sheet. During the three and six months ended June 30, 2006, the Company did not purchase or sell any securities. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than–temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. An other-than-temporary impairment of $114,000 was recorded during the three and six months ended June 30, 2006, as a result of a change in the Company’s estimates of expected future cash flows.
Note 5 – Loans Receivable
     The carrying amounts of loans receivable consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Manufactured housing loans — securitized	$650,896	$695,701
Manufactured housing loans — unsecuritized	215,275	85,949
Accrued interest receivable	4,328	4,078
Deferred fees	(773)	(2,100)
Discount on purchased loans	(3,592)	(4,773)
Allowance for purchased loans	(428)	(428)
Allowance for loan loss	(8,779)	(10,017)

	$856,927	$768,410

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
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $138.1 million at June 30, 2006. Delinquency statistics (including repossessed inventory) on those loans are as follows at June 30, 2006 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	110	$4,159	3.0%
61-90	54	2,256	1.6%
Greater than 90	107	4,549	3.3%

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 6 – Allowance for Credit Losses
     The allowance for credit losses and related additions and deductions to the allowance were as follows for the three months and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$9,670	$5,294	$10,017	$5,315
Provision for loan losses	1,201	1,645	3,326	3,675
Transfers from recourse liability	—	925	—	1,913
Gross charge-offs	(4,167)	(4,273)	(8,623)	(10,207)
Recoveries	2,075	2,138	4,059	5,033

Balance at end of period	$8,779	$5,729	$8,779	$5,729

Note 7– Debt
     Total debt outstanding was as follows (in thousands):

	June 30,	December 31,
	2006	2005
Warehouse financing	$190,189	$65,411
Securitization financing	534,346	578,503
Repurchase agreements	23,582	23,582
Notes payable – servicing advances	781	2,212

	$748,898	$669,708

     Warehouse Financing – Citigroup – The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in March 2006, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A and 2005-B securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $190.2 million at June 30, 2006. At June 30, 2006 all financial covenants were met.
     Securitization Financing – 2004-A Securitization - On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $125.4 million at June 30, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt (Continued)
     Securitization Financing – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $124.9 million June 30, 2006.
     Securitization Financing – 2005-A Securitization - On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $138.6 million at June 30, 2006.
     Securitization Financing – 2005-B Securitization – On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $145.4 million at June 30, 2006.
     Repurchase Agreements – Citigroup - The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of the Company’s interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at June 30, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Debt (Continued)
     Note Payable – Servicing Advances – JPMorgan Chase Bank, N.A. – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $0.8 million at June 30, 2006. At June 30, 2006 all financial covenants were met.
     The average balance and average interest rate of outstanding debt was as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing – Citigroup	$121,581	6.7%	$139,539	5.2%
Securitization financing – 2004-A securitization	132,932	5.2%	154,295	4.9%
Securitization financing – 2004-B securitization	131,511	5.4%	149,499	5.1%
Securitization financing – 2005-A securitization	145,501	5.2%	101,441	5.1%
Securitization financing – 2005-B securitization	150,289	5.7%	7,228	5.5%
Repurchase agreements — Citigroup	23,582	5.6%	22,793	4.2%
Note payable — servicing advances – JPMorgan Chase Bank, N.A.	498	9.5%	710	7.5%
     At June 30, 2006, the total of maturities and amortization of debt during the next five years are approximately as follows: 2006 — $156.2 million; 2007 — $162.2 million; 2008 — $59.2 million; 2009 — $52.2 million; 2010 — $46.0 million and $273.1 million thereafter.
Note 8 – Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or non-vested stock grants. As of June 30, 2006, approximately 522,000 shares of common stock remained available for issuance, as either stock options or non-vested stock grants, under the plan. The compensation cost that has been charged against income for those plans was $514,000 and $1,092,000 for the three and six months ended June 30, 2006, respectively, and $632,000 and $1,292,000 for the three and six months ended June 30, 2005, respectively.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Share-Based Compensation Plan (Continued)
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income after the cumulative effect of a change in accounting principle was $44,000 lower for the three months ended June 30, 2006 and $14,000 higher for the six months ended June 30, 2006 than if it had continued to account for share-based compensation under APB No. 25. There would have been no change in basic or diluted earnings per share for the three and six months ended June 30, 2006, if the company had not adopted SFAS No. 123(R). The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operations and financing activities.
     Stock Options
     Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s equity incentive plan, and options that have been issued to date generally vest over a two-year period, have 10-year contractual terms and a 5-year expected option term. The Company does not pay dividends or make distributions on unexercised options. As of June 30, 2006 there was $48,000 of total unrecognized compensation cost related to stock options granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.
     The following table summarizes the activity relating to the Company’s stock options for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term
Options outstanding at January 1, 2006	255,500	$10.00	7.9
Granted	—	—	—
Exercised	—	—	—
Forfeited	(7,000)	$10.00	7.8

Options outstanding at June 30, 2006	248,500	$10.00	7.4

Options exercisable at June 30, 2006	248,500	$10.00	7.4

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plan for the three and six months ended June 30, 2005. Note that the pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during those periods. Disclosures for 2006 are not presented because share-based payments have been accounted for under SFAS No. 123(R)’s fair-value method. For purposes of this pro forma disclosure, the value of the options is estimated using a binomial option-pricing model.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Share-Based Compensation Plan (Continued)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income available to common shareholders	$1,509	$2,512
Stock option compensation cost	$(3)	$(6)

Pro forma net income available to common shareholders	$1,506	$2,506

Basic income per share as reported	$0.06	$0.10

Pro forma basic income per share	$0.06	$0.10

Diluted income per share as reported	$0.06	$0.10

Pro forma diluted income per share	$0.06	$0.10

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
     On June 15, 2006 the Company granted 215,000 non-vested stock awards to certain directors, officers and employees. The stock awards were issued at $6.15 per share and are being expensed over their estimated service periods, which range from three to five years. Compensation expense recognized for these non-vested stock awards was approximately $27,000 for the three months ended June 30, 2006.
     The Company recognized compensation expense for outstanding non-vested stock awards over their vesting periods for an amount equal to the fair value of the non-vested stock awards at grant date. As of June 30, 2006 there was $2.5 million of total unrecognized compensation cost related to non-vested stock awards granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 3.0 years
     The Company recorded a cumulative effect of a change in accounting principle, as a result of the adoption of SFAS No. 123(R), in the amount of $46,000 as of January 1, 2006 to reflect the change in accounting for forfeitures. Results for prior periods have not been restated.
     The following table summarizes the activity relating to the Company’s non-vested stock awards for the six months ended June 30, 2006:

		Weighted
	Number of	Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Non-vested at January 1, 2006	469,837	$8.02
Granted	215,000	6.15
Vested	(269,493)	8.63
Forfeited	(5,001)	7.58

Non-vested at June 30, 2006	410,343	$6.65

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 9 – Derivative Instruments and Hedging Activity
     During the first two quarters of 2006, the Company entered into four forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of its planned securitization transaction to be completed during the third quarter of 2006. The Company has designated the swaps as cash flow hedges for accounting purposes.
     Under the terms of the swaps the Company will pay fixed rates of 4.79%, 5.11%, 5.09% and 5.42% and receive floating rates equal to the one month LIBOR rate on beginning notional balances of $44.0 million, $20.0 million, $30.0 million and $31.5 million, respectively. The first payment on each of the swaps was paid in July 2006. A rise in rates during the interim period would increase the Company’s borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction.
     The hedging transactions were structured at inception to meet the cash flow hedge criteria set forth in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in order to allow the Company to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives are included in other comprehensive income and such amounts will be amortized into earnings upon commencement of the planned transaction.
     In the event the Company is unable to or declines to enter into the securitization transaction or if the commencement of the securitization transaction is delayed, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS No. 133.
     Additionally, SFAS No. 133 requires all derivative instruments to be carried at fair value in the Company’s balance sheet. The fair value of the forward starting interest rate swaps discussed above approximates an asset of $2.8 million at June 30, 2006.
     The Company previously terminated interest rate swaps related to the 2004-B, 2005-A and 2005-B securitizations. The unamortized gains and losses on these terminated interest rate swaps are included in accumulated other comprehensive income in the consolidated balance sheet. The unamortized losses on the terminated interest rate swaps related to the 2004-B and 2005-A securitizations were approximately $1.3 million and $0.3 million at June 30, 2006, respectively. The unamortized gains on the terminated interest rate swaps related to the 2005-B securitization were approximately $2.5 million at June 30, 2006. Net amortization over the next twelve months is expected to amount to approximately $0.
Note 10 – Stockholders’ Equity
     On April 27, 2006, the Company declared a dividend of $0.03 per common share payable to holders of record as of May 19, 2006. On May 31, 2006 those dividends were paid and totaled approximately $756,000.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     Note 11 – Subsequent Events
     On July 14, 2006 the Company granted 175,000 non-vested stock awards to an officer of the Company. The stock awards were issued at $6.16 per share and are being expensed over their estimated service period.
     On July 21, 2006 the Company and Citigroup amended the note purchase agreement related to the Company’s short term securitization facility used for warehouse financing, which was originally entered into in March 2003(See Note 7). The amendment increases the maximum advance amount from $200 million to $225 million for the period July 21, 2006 through August 31, 2006. On September 1, 2006 the maximum advance amount will return to $200 million. The facility matures on March 22, 2007.
     On August 7, 2006, the Company declared a dividend of $0.03 per common share payable to holders of record as of August 18, 2006. Payment of the dividend is planned for August 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Form 10-Q. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include:
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
and those other risk factors discussed under the heading entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005. All forward-looking statements included in this document are based on information available to us on the date of this Form 10-Q. We do not intend to update or revise any forward-looking statements that we make in this document or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise.
          The following discussion and analysis of our consolidated financial condition and results of operations as of and for the periods ended June 30, 2006 in this quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
Recent Developments
     In June 2006, Moody’s Investors Service assigned Origen Servicing, Inc., a rating of SQ2- as a Primary Servicer of manufactured housing loans. Origen Servicing, Inc., is a wholly owned subsidiary of Origen Financial, LLC. Moody’s rating is based on the company’s above average collection ability and average servicing stability.
Critical Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
     The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or relieving a liability. In some instances we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such changes would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan portfolio. Other estimates that we use are fair value of derivatives and expected useful lives of our depreciable assets. We value our derivative contracts at fair value using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. Additionally, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” we make estimates related to future forfeitures of unvested stock awards and stock options. Any change in the estimates of future forfeitures of unvested stock awards and stock options could increase or decrease compensation expense. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
     Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Details regarding our critical accounting policies are described fully in Note 1 in the “Notes to Consolidated Financial Statements” in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the three months ended June 30, 2006 and 2005.
Net Income
     Net income increased $0.5 million to $2.0 million for the three months ended June 30, 2006 compared to net income of $1.5 million for the same period in 2005. The increase is the result of an increase of $0.3 million in net interest income after loan losses and an increase of $0.8 million in non-interest income offset by an increase in non-interest expenses of $0.6 million as described in more detail below.
Interest Income
     Interest income increased 24.0% to approximately $18.1 million compared to approximately $14.6 million. This increase resulted primarily from an increase of $173.6 million or 24.5% in average interest earning assets from $709.5 million to $883.1 million. The increase in interest earning assets includes an increase of approximately $174.8 million in average manufactured housing loans. The weighted average net interest rate on the loan receivable portfolio decreased to 8.2% from 8.3%.
     Interest expense increased $3.6 million, or 53.7%, to $10.3 million from $6.7 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $175.5 million to $702.7 million compared to $527.2 million, or 33.3%. The average interest rate on total debt outstanding increased from 4.9% to 5.7%. The higher average interest rate for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended June 30 (dollars in thousands):

	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans[1]	$824,897	$16,927	8.21%	$650,141	$13,546	8.33%
Investment securities	41,350	926	8.96%	41,031	961	9.37%
Other	16,839	204	4.85%	18,357	115	2.51%

Total	$883,086	$18,057	8.18%	$709,529	$14,622	8.24%

Interest bearing liabilities[2]:
Loan funding facilities	$702,681	$9,924	5.65%	$527,213	$6,455	4.90%
Repurchase agreements	23,582	348	5.90%	22,091	212	3.84%
Notes payable – servicing advance	326	10	12.27%	742	14	7.55%

Total	$726,589	$10,282	5.66%	$550,046	$6,681	4.86%

Net interest income and interest rate spread		$7,775	2.52%		$7,941	3.38%

Net yield on average interest earning assets[3]			3.52%			4.48%

[1]	Net of loan servicing fees.

[2]	Includes facility fees.

[3]	Amount is calculated as annualized net interest income divided by total average interest earning assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$14,565	$(11,184)	$3,381
Investment securities	30	(65)	(35)
Other	(38)	127	89

Total interest income	$14,557	$(11,122)	$3,435

Interest bearing liabilities:
Loan funding facilities	$8,593	$(5,124)	$3,469
Repurchase agreements	57	79	136
Notes payable – servicing advances	(31)	27	(4)

Total interest expense	$8,619	$(5,018)	$3,601

Decrease in net interest income			$(166)

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party loan originations. Such revenue increased $0.8 million, or 23.5%, to $4.2 million compared to $3.4 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $120.3 million, or 8.5%, from $1.42 billion to $1.54 billion.
Provision for Losses
     We maintain an allowance for credit losses to cover inherent losses that can be reasonably estimated for loan receivables held on our balance sheet. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet and historical loss trends.
     The provision for credit losses decreased 25.0% to $1.2 million from $1.6 million. Net charge-offs against the allowance for loan loss were $2.1 million for three months ended June 30, 2006 and 2005. As a percentage of average loans receivable, net charge-offs, on an annualized basis, decreased to 1.0% compared to 2.1%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at June 30, 2006 has a larger concentration of loans originated after December 31, 2001 than was the case for the owned portfolio at June 30, 2005. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.
Non-interest Expenses
     Personnel expenses increased approximately $0.6 million, or 10.5%, to $6.3 million compared to $5.7 million. The increase is primarily the result of a $0.4 million increase in annual performance bonuses and a $0.3 million increase in salaries and temporary office staffing expenses, offset by a decrease of $0.1 million in stock compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Comparison of the six months ended June 30, 2006 and 2005.
Net Income
     Net income increased $0.7 million to $3.2 million for the six months ended June 30, 2006 compared to net income of $2.5 million for the same period in 2005. The increase is the result of an increase of $1.7 million in non-interest income and an increase of $0.1 million in net interest income after loan losses offset by an increase in non-interest expenses of $1.1 million as described in more detail below.
Interest Income
     Interest income increased 27.0% to approximately $35.3 million compared to approximately $27.8 million. This increase resulted primarily from an increase of $189.4 million or 28.2% in average interest earning assets from $672.4 million to $861.8 million. The increase in interest earning assets includes an increase of approximately $187.6 million in average manufactured housing loans. The weighted average net interest rate on the loan receivable portfolio decreased to 8.2% from 8.4%.
     Interest expense increased $7.8 million, or 64.5%, to $19.9 million from $12.1 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $191.6 million to $681.8 million compared to $490.2 million, or 39.1%. The average interest rate on total debt outstanding increased from 4.7% to 5.6%. The higher average interest rate for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the six months ended June 30 (dollars in thousands):

	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans[1]	$803,846	$33,028	8.22%	$616,277	$25,768	8.36%
Investment securities	41,356	1,877	9.08%	39,555	1,830	9.25%
Other	16,594	360	4.34%	16,538	190	2.30%

Total	$861,796	$35,265	8.18%	$672,370	$27,788	8.27%

Interest bearing liabilities[2]:
Loan funding facilities	$681,814	$19,192	5.63%	$490,222	$11,682	4.77%
Repurchase agreements	23,582	661	5.61%	21,358	386	3.61%
Notes payable – servicing advance	498	24	9.64%	573	23	8.03%

Total	$705,894	$19,877	5.63%	$512,153	$12,091	4.72%

Net interest income and interest rate spread		$15,388	2.55%		$15,697	3.54%

Net yield on average interest earning assets[3]			3.57%			4.67%

[1]	Net of loan servicing fees.

[2]	Includes facility fees.

[3]	Amount is calculated as annualized net interest income divided by total average interest earning assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$15,685	$(8,425)	$7,260
Investment securities	167	(120)	47
Other	1	169	170

Total interest income	$15,853	$(8,376)	$7,477

Interest bearing liabilities:
Loan funding facilities	$9,131	$(1,621)	$7,510
Repurchase agreements	80	195	275
Notes payable – servicing advances	(6)	7	1

Total interest expense	$9,205	$(1,419)	$7,786

Decrease in net interest income			$(309)

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party loan originations. Such revenue increased $1.7 million, or 25.4%, to $8.4 million compared to $6.7 million. The average serviced loan portfolio on which servicing fees are collected increased approximately $134.6 million, or 9.6%, from $1.40 billion to $1.53 billion.
Provision for Losses
     We maintain an allowance for credit losses to cover inherent losses that can be reasonably estimated for loan receivables held on our balance sheet. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet and historical loss trends.
     The provision for credit losses decreased 10.8% to $3.3 million from $3.7 million. Net charge-offs against the allowance for loan loss decreased 11.5% from $5.2 million, to $4.6 million. As a percentage of average loans receivable, net charge-offs, on an annualized basis, decreased to 1.1% compared to 1.7%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at June 30, 2006 has a larger concentration of loans originated after December 31, 2001 than was the case for the owned portfolio at June 30, 2005. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.
Non-interest Expenses
     Personnel expenses increased approximately $1.1 million, or 9.8%, to $12.3 million compared to $11.2 million. The increase is primarily the result of a $0.6 million increase in annual performance bonuses and a $0.7 million increase in salaries and temporary office staffing expenses, offset by a decrease of $0.2 million in stock compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 11.5% to $856.9 million at June 30, 2006 compared to $768.4 million at December 31, 2005. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended June 30, 2006 increased 10.5% to $76.8 million compared to $69.5 million for the three months ended June 30, 2005. We additionally processed $16.9 million and $10.5 million in loans originated under third-party origination agreements for the three months ended June 30, 2006 and 2005, respectively. These increases were due primarily to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	June 30, 2006	December 31, 2005
Principal balance of loans receivable	$866,171	$781,650
Number of loans receivable	18,687	17,277
Average loan balance	$46	$45
Weighted average loan coupon[1]	9.52%	9.56%
Weighted average initial term	20 years	20 years
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	June 30, 2006			December 31, 2005
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	210	$8,386	1.0%	215	$8,182	1.0%
61-90	73	2,504	0.3%	68	2,561	0.3%
Greater than 90	118	4,725	0.5%	192	7,480	1.0%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and six months ended June 30, 2006 the average outstanding principal balance of non-performing loans was approximately $5.4 million and $6.1 million, respectively, compared to $6.5 million and $6.9 million for the three and six months ended June 30, 2005. Non-performing loans as a percentage of average loans receivable decreased to 0.6% and 0.6% for the three and six months ended June 30, 2006 as compared to 1.0% and 1.1% for the three and six months ended June 30, 2005, primarily as a result of higher average balances offset by improved credit quality in the loan portfolio.
     At June 30, 2006 we held 132 repossessed houses owned by us compared to 162 houses at December 31, 2005. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $2.9 million at June 30, 2006 compared to $3.5 million at December 31, 2005, a decrease of $0.6 million or 17.1%.

[1]	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The allowance for credit losses decreased $1.2 million to $8.8 million at June 30, 2006 from $10.0 million at December 31, 2005. Despite the 12.0% increase in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the allowance for credit losses decreased 12.0% due to improvements in delinquency rates and net charge-offs. Loans delinquent over 60 days decreased $2.8 million or 28.0% from $10.0 million at December 31, 2005 to $7.2 million at June 30, 2006. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 1.06% at June 30, 2006 compared to approximately 1.35% at December 31, 2005. Net charge-offs were $2.1 million and $4.6 million for the three and six months ended June 30, 2006, respectively, compared to $2.1 million and $5.2 million for the three and six months ended June 30, 2005.
     Our allowance for credit losses includes amounts provided for inherent losses resulting from the damage inflicted by Hurricane Katrina and Hurricane Rita in 2005. Observed trends in the performance of the identified loans through June 30, 2006 and continuing through August 1, 2006, have been somewhat more favorable than management’s initial expectations, however, there can be no assurance that these trends will continue. At January 1, 2006 our allowance included approximately $3.4 million of estimated losses related to the effects of Hurricane Katrina and Hurricane Rita. As a result of the more favorable trends, we have reduced a portion of the allowance initially established for estimated hurricane losses by approximately $960,000 during the six months ended June 30, 2006. We will continue to gather and interpret data from the affected areas and compare such information to our estimates. Amounts are refined as deemed appropriate.
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
The following tables indicate the impact of such legacy loans:
Loan Pool Unpaid Principal Balance (dollars in thousands)1

		2002 and
	2001 and prior	subsequent
At December 31, 2005
Dollars	$56,622	$732,033
Percentage of total	7.2%	92.8%

At June 30, 2006
Dollars	$51,059	$822,656
Percentage of total	5.8%	94.2%
Static Pool Performance (dollars in thousands) 1

		2002 and
	2001 and prior	subsequent
Six Months Ended June 30, 2006
Dollars defaulted	$2,926	$6,663
Net recovery percentage	33.9%	45.7%
Net losses	$2,502	$3,842
          While representing less than 6% of the owned loan portfolio at June 30, 2006, the pre-2002 loans accounted for almost 31% of the defaults during the six months ended June 30, 2006. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. Management believes that as these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.

[1]	Includes owned portfolio, repossessed inventory and loans sold with recourse

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our asset quality statistics for the quarter ended June 30, 2006 reflect our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs. Long term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At June 30, 2006 we had approximately $1.6 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the six months ended June 30, 2006, totaled $7.9 million versus $9.9 million for the six months ended June 30, 2005. Cash used in investing activities was $92.7 million for the six months ended June 30, 2006 versus $125.5 million for the six months ended June 30, 2005. Cash used to originate and purchase loans decreased 12.0%, or $19.1 million, to $139.9 million for the six months ended June 30, 2006 compared to $159.0 million for the six months ended June 30, 2005. The change is a result of a decrease of approximately $30.7 million in manufactured housing loan purchases offset by an increase in origination volume due to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. Principal collections on loans totaled $42.3 million for the six months ended June 30, 2006 as compared to $35.1 million for the six months ended June 30, 2005, an increase of $7.2 million, or 20.5%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $803.8 million for the six months ended June 30, 2006 compared to $616.3 million for the six months ended June 30, 2005, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.
     The primary source of cash during the six months ended June 30, 2006 was approximately $129.3 million in net proceeds from our warehouse facility.
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
     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. On July 21, 2006 we amended the agreement. As a result of the amendment the maximum advance line was increased to $225 million for the period July 21, 2006 through August 31, 2006. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by our residual interests in the 2004-A, 2004-B, 2005-A and 2005-B securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $190.2 million at June 30, 2006.
     Additionally, we have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of our interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million at June 30, 2006
     Under the terms of our revolving credit facility with JP Morgan Chase Bank, N.A., we can borrow up to $5.0 million to fund required principal and interest advances on manufactured housing loans that we service for outside investors. Borrowings under the facility are repaid when we collect monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, we have granted JPMorgan Chase a security interest in substantially all our assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $0.8 million at June 30, 2006.
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
     Cash generated from operations, borrowings under our Citigroup facility, loan securitizations, borrowings against our securitized loan interests, convertible debt, equity interests or additional debt financing arrangements (either pursuant to our shelf registration statement on Form S-3 or otherwise) will enable us to meet our liquidity needs for at least the next twelve months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If market conditions require, loan purchase opportunities become available, or favorable capital opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock.
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
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $214.6 million and $106.0 million at June 30, 2006 and 2005, respectively. If LIBOR increased or decreased by 1.0% during the six months ended June 30, 2006 and 2005, we believe our interest expense would have increased or decreased by approximately $0.7 million and $0.7 million, respectively, based on the $145.7 million and $149.3 million average balance outstanding under our variable rate debt facilities for the six months ended June 30, 2006 and 2005, respectively. We had no variable rate interest earning assets outstanding during the six months ended June 30, 2006 or 2005.
     The following table shows the contractual maturity dates of our assets and liabilities at June 30, 2006. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets

Cash and equivalents	$1,641	$—	$—	$—	$1,641
Restricted cash	14,094	—	—	—	14,094
Loans receivable, net	29,874	84,449	338,233	404,371	856,927
Investments held to maturity	—	—	—	41,543	41,543
Furniture, fixtures and equipment, net	270	845	2,266	—	3,381
Goodwill	—	—	—	32,277	32,277
Other assets	11,070	9,665	4,051	2,579	27,365

Total assets	$56,949	$94,959	$344,550	$480,770	$977,228

Liabilities and Stockholders’ Equity

Warehouse financing	$47,547	$142,642	$—	$—	$190,189
Securitization financing	18,628	52,659	210,909	252,150	534,346
Repurchase agreements	23,582	—	—	—	23,582
Notes payable – servicing advances	781	—	—	—	781
Other liabilities	20,655	262	137	1,306	22,360

Total liabilities	111,193	195,563	211,046	253,456	771,258

Preferred stock	—	—	—	125	125
Common stock	—	—	—	256	256
Additional paid-in-capital	—	—	—	219,123	219,123
Accumulated other comprehensive income	9	(9)	187	3,561	3,748
Distributions in excess of earnings	—	—	—	(17,282)	(17,282)

Total stockholders’ equity	9	(9)	187	205,783	205,970

Total liabilities and stockholders’ equity	$111,202	$195,554	$211,233	$459,239	$977,228

Interest sensitivity gap	$(54,253)	$(100,595)	$133,317	$21,531
Cumulative interest sensitivity gap	$(54,253)	$(154,848)	$(21,531)	—
Cumulative interest sensitivity gap to total assets	(5.55)%	(15.85)%	(2.20)%	—
     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable which fixes our cost of funds associated with the loans over the lives of such loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the first six months of 2006, we entered into four forward starting interest rate swaps for the purpose of locking in the designated benchmark interest rate, in this case LIBOR, on a portion of our planned securitization transaction to be completed in the third quarter of 2006. We have designated the swaps as cash flow hedges for accounting purposes. Under the terms of the swaps we will pay fixed rates of 4.79%, 5.11%, 5.09% and 5.42% and receive floating rates equal to the one month LIBOR rate on beginning notional balances of $44.0 million, $20.0 million, $30.0 million and $31.5 million, respectively. The first payment on each of the swaps is scheduled for July 2006. A rise in rates during the interim period would increase our borrowing cost in the securitization, but this increase would be offset by the increased value in the right to pay a lower fixed rate during the term of the securitized transaction. The hedging transactions were structured at inception to meet the criteria set forth in SFAS No. 133 in order to allow us to assume that no ineffectiveness exists. As a result, all changes in the fair value of the derivatives are included in other comprehensive income and such amounts will be amortized into earnings upon completion of the planned transaction. In the event that we are unable to or decline to enter into the securitization transaction or if the completion of the securitization transaction is significantly delayed, some or all of the amounts included in other comprehensive income may be immediately included in earnings, as required under SFAS No. 133.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by contractual maturity at June 30, 2006, (dollars in thousands):

	Contractual Maturity
						There-
	2006	2007	2008	2009	2010	after	Total
Interest sensitive assets
Loans receivable	$58,881	$107,558	$94,935	$83,736	$73,829	$437,988	$856,927
Average interest rate	9.52%	9.52%	9.52%	9.52%	9.52%	9.52%	9.52%
Interest bearing deposits	14,574	—	—	—	—	—	14,574
Average interest rate	4.34%	—	—	—	—	—	4.34%
Investments	—	—	—	—	—	41,543	41,543
Average interest rate	—	—	—	—	—	9.08%	9.08%
Interest rate swaps receivable	2,848	—	—	—	—	—	2,848
Average interest rate	5.07%	—	—	—	—	—	5.07%

Total interest sensitive assets	$76,303	$107,558	$94,935	$83,736	$73,829	$479,531	$915,892

Interest sensitive liabilities
Warehouse financing	$95,095	$95,094	$—	$—	$—	$—	$190,189
Average interest rate	6.73%	6.73%	—	—	—	—	6.73%
Securitization financing	36,716	67,069	59,198	52,215	46,037	273,111	534,346
Average interest rate	5.39%	5.39%	5.39%	5.39%	5.39%	5.39%	5.39%
Repurchase agreements	23,582	—	—	—	—	—	23,582
Average interest rate	5.61%	—	—	—	—	—	5.61%
Note payable – servicing advance	781	—	—	—	—	—	781
Average interest rate	9.51%	—	—	—	—	—	9.51%

Total interest sensitive liabilities	$156,174	$162,163	$59,198	$52,215	$46,037	$273,111	$748,898

Item 4.	Controls and Procedures
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
PART II        OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     Set forth below is information concerning the election of directors, submitted to a vote at the annual meeting of stockholders on June 15, 2006. Each of the following persons was elected as a director to hold office until the 2007 Annual Meeting of Stockholders to be held in 2007 or until his successor is duly elected and qualified.

Nominee	For	Withheld
Paul A. Halpern	22,125,821	815,948
Ronald A. Klein	22,777,774	163,995
Richard H. Rogel	22,316,911	624,858
Gary A. Shiffman	22,684,415	257,354
Michael J. Wechsler	22,316,911	624,858
James A. Williams	22,224,507	717,262
ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(1)

(1)	Filed herewith.

     (b) Reports on Form 8-K
          During the period covered by this report, we filed the following Current Reports on Form 8-K:
(i)	Form 8-K, filed May 11, 2006, furnished for the purpose of reporting, under Item 2.02 (Results of Operations and Financial Condition), our preliminary unaudited financial results for the quarter ended March 31, 2006.

(ii)	Form 8-K, filed June 21, 2006, furnished for the purpose of reporting, under Items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Financial Statements and Exhibits), the approval and adoption of the Origen Financial, Inc. 2006 Retention Plan by the Board of Directors and the Compensation Committee of Origen Financial, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2006

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