Form 10-Q
period 2006-09-30
ORIGEN FINANCIAL INC
filed 2006-11-03
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006.
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of October 30, 2006: 25,785,901

Origen Financial, Inc.

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$3,343	$8,307
Restricted cash	13,867	13,635
Investments held to maturity	41,540	41,914
Loans receivable, net of allowance for losses of $8,412 and $10,017, respectively	904,865	768,410
Furniture, fixtures and equipment, net	3,300	3,558
Goodwill	32,277	32,277
Other assets	24,954	24,902

Total assets	$1,024,146	$893,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$61,018	$65,411
Securitization financing	710,011	578,503
Repurchase agreements	23,582	23,582
Notes payable — servicing advances	1,458	2,212
Other liabilities	25,607	23,344

Total liabilities	821,676	693,052

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at September 30, 2006 and December 31, 2005	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,785,901 and 25,450,726 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	258	255
Additional paid-in-capital	219,437	218,366
Accumulated other comprehensive income (loss)	(1,044)	907
Distributions in excess of earnings	(16,306)	(19,702)

Total stockholders’ equity	202,470	199,951

Total liabilities and stockholders’ equity	$1,024,146	$893,003

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)
For the periods ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income
Total interest income	$18,807	$15,408	$54,072	$43,196
Total interest expense	11,451	7,714	31,328	19,805

Net interest income before loan losses	7,356	7,694	22,744	23,391
Provision for loan losses	1,598	6,697	4,924	10,372
Impairment of purchased loan pool	—	428	—	428

Net interest income after loan losses and impairment	5,758	569	17,820	12,591
Non-interest Income	4,362	3,874	12,750	10,550
Non-interest Expenses
Personnel	5,719	5,887	17,986	17,065
Loan origination and servicing	402	371	1,114	1,165
Write-down of residual interest	—	724	—	724
Loss on recourse buyout	—	869	—	869
State business taxes	76	74	251	264
Other operating	2,169	2,600	6,327	6,616

Total non-interest expense	8,366	10,525	25,678	26,703

Net income before cumulative effect of change in accounting principle	$1,754	$(6,082)	$4,892	$(3,562)

Cumulative effect of change in accounting principle	—	—	46	—

NET INCOME (LOSS)	$1,754	$(6,082)	$4,938	$(3,562)

Weighted average common shares outstanding, basic	25,203,558	24,980,889	25,099,157	24,845,216

Weighted average common shares outstanding, diluted	25,247,421	24,980,889	25,174,272	24,845,216

Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$0.07	$(0.24)	$0.19	$(0.14)

Diluted	$0.07	$(0.24)	$0.19	$(0.14)

Earnings (loss) per common share:
Basic	$0.07	$(0.24)	$0.20	$(0.14)

Diluted	$0.07	$(0.24)	$0.20	$(0.14)

The accompanying notes are an integral part of these financial statements .

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
For the periods ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$1,754	$(6,082)	$4,938	$(3,562)

Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(4,790)	2,154	(1,942)	1,056
Reclassification adjustment for net realized (gains) losses included in net income	(2)	114	(9)	273

Total other comprehensive income (loss)	(4,792)	2,268	(1,951)	1,329

Comprehensive income (loss)	$(3,038)	$(3,814)	$2,987	$(2,233)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the nine months ended September 30, 2006 and 2005

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$4,938	$(3,562)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	4,924	10,372
Investment impairment	114	—
Impairment of purchased loan pool	—	428
Impairment of residual interest	—	724
Depreciation and amortization	4,502	4,086
Compensation expense recognized under share-based compensation plans	1,409	1,903
Cumulative effect of change in accounting principle	(46)	—
Increase in other assets	(1,957)	(1,054)
(Decrease) Increase in accounts payable and other liabilities	(606)	703

Net cash provided by operating activities	13,278	13,600
Cash Flows From Investing Activities
Increase in restricted cash	(232)	(4,310)
Purchase of investment securities	—	(4,106)
Origination and purchase of loans	(214,548)	(216,613)
Principal collections on loans	63,990	41,313
Proceeds from sale of repossessed houses	8,661	8,697
Capital expenditures	(506)	(1,650)

Net cash used in investing activities	(142,635)	(176,669)
Cash Flows From Financing Activities
Dividends paid	(1,542)	(4,072)
Repurchase and retirement of common stock	(288)	(449)
Proceeds from securitization financing	200,646	165,274
Repayment of securitization financing	(69,276)	(50,599)
Proceeds from advances under repurchase agreements	—	5,243
Repayment of advances under repurchase agreements	—	(360)
Proceeds from warehouse financing	201,868	207,848
Repayment of warehouse financing	(206,261)	(168,307)
Change in servicing advances, net	(754)	1,539

Net cash provided by financing activities	124,393	156,117

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,964)	(6,952)
Cash and cash equivalents, beginning of period	8,307	9,293

Cash and cash equivalents, end of period	$3,343	$2,341

Supplemental disclosures of cash flow information:
Interest paid	$30,849	$19,011
Supplemental non cash financing activities:
Non-vested common stock issued as unearned compensation	$2,400	$2,156
Loans transferred to repossessed assets and held for sale	$13,874	$15,437
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
     Certain prior period amounts have been reclassified to conform to current financial statement presentation.
Note 2 – Recent Accounting Pronouncements
     Accounting for Share-Based Payments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance required that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company adopted the new rules reflected in SFAS No. 123(R) using the modified-prospective method on January 1, 2006. The effects of the adoption of SFAS No. 123(R) are discussed further in Note 8.

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
     Accounting for Servicing of Financial Assets
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” This statement amends the guidance in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, the Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position or results of operations.
     Accounting for Uncertainty in Income Taxes
          In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. At this time, the Company does not expect the adoption of FIN No. 48 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Recent Accounting Pronouncements (Continued)
     Fair Value Measurements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.
     Quantifying Misstatements
          In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in order to address the SEC staff’s concerns over registrants’ exclusive reliance on either the “iron curtain” or balance sheet approach or the “rollover” or income statement approach in quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement and contains guidance on correcting errors under the dual approach. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. At this time, the Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and non-vested common stock. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,754	$(6,082)	$4,938	$(3,562)
Preferred stock dividends	(4)	(4)	(12)	(12)

Income available to common shareholders	$1,750	$(6,086)	$4,926	$(3,574)

Denominator:
Weighted average common shares for basic EPS	25,204	24,981	25,099	24,845
Effect of dilutive securities:
Weighted average non-vested stock awards	43	—	75	—

Weighted average common shares for diluted EPS	25,247	24,981	25,174	28,845

Basic EPS	$0.07	$(0.24)	$0.20	$(0.14)

Diluted EPS	$0.07	$(0.24)	$0.20	$(0.14)

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 4– Investments
     The Company follows the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in reporting its investments. The securities are carried on the Company’s balance sheet at an amortized cost of $41.5 million at September 30, 2006, which approximates their fair value.
     Investments Accounted for Under the Provisions of SFAS No. 115
     The carrying value of investments accounted for under the provisions of SFAS No. 115 was approximately $37.9 million at September 30, 2006 and is included in investments in the consolidated balance sheet. These investments consisted of two asset-backed securities with principal amounts of $32.0 million and $6.8 million, respectively, at September 30, 2006. The securities are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. During the three and nine months ended September 30, 2006, the Company did not purchase or sell any securities. As prescribed by the provisions of SFAS No. 115 the Company has both the intent and ability to hold the securities to maturity. The securities will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than–temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these securities during the three and nine months ended September 30, 2006.
     Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of debt securities accounted for under the provisions of SOP 03-3 was approximately $3.6 million at September 30, 2006 and is included in investments in the consolidated balance sheet. During the three and nine months ended September 30, 2006, the Company did not purchase or sell any securities. The securities are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the securities. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than–temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these securities during the three months ended September 30, 2006. An other-than-temporary impairment of $114,000 was recorded during the nine months ended September 30, 2006, as a result of a change in the Company’s estimates of expected future cash flows.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Loans Receivable
     The carrying amounts of loans receivable consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Manufactured housing loans — securitized	$851,499	$695,701
Manufactured housing loans — unsecuritized	61,097	85,949
Accrued interest receivable	4,660	4,078
Deferred fees	(160)	(2,100)
Discount on purchased loans	(3,391)	(4,773)
Allowance for purchased loans	(428)	(428)
Allowance for loan loss	(8,412)	(10,017)

	$904,865	$768,410

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
     Total unpaid principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $132.6 million at September 30, 2006. Delinquency statistics (including repossessed inventory) on those loans are as follows at September 30, 2006 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	122	$4,861	3.7%
61-90	41	1,640	1.2%
Greater than 90	99	4,158	3.1%
Note 6 – Allowance for Loan Losses
     The allowance for loan losses and related additions and deductions to the allowance were as follows for the three months and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$8,779	$5,729	$10,017	$5,315
Provision for loan losses[1]	1,598	6,697	4,924	10,372
Transfers from recourse liability	—	123	—	2,036
Gross charge-offs	(4,202)	(5,512)	(12,825)	(15,719)
Recoveries	2,237	2,873	6,296	7,906

Balance at end of period	$8,412	$9,910	$8,412	$9,910

[1]	The provision for loan losses for the three and nine months ended September 31, 2005 includes approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt
     Total debt outstanding was as follows (in thousands):

	September 30,	December 31,
	2006	2005
Warehouse financing	$61,018	$65,411
Securitization financing	710,011	578,503
Repurchase agreements	23,582	23,582
Notes payable – servicing advances	1,458	2,212

	$796,069	$669,708

     Warehouse Financing – Citigroup – The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in July 2006, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by the Company’s residual interests in its securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $61.0 million at September 30, 2006. At September 30, 2006 all financial covenants were met.
     Securitization Financing – 2004-A Securitization - On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $119.5 million at September 30, 2006.
     Securitization Financing – 2004-B Securitization – On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $119.5 million September 30, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt (Continued)
     Securitization Financing – 2005-A Securitization - On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $133.5 million at September 30, 2006.
     Securitization Financing – 2005-B Securitization – On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $141.7 million at September 30, 2006.
     Securitization Financing – 2006-A Securitization – On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 15, 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 15, 2037. The outstanding balance on the 2006-A securitization notes was approximately $195.8 million at September 30, 2006.
     Repurchase Agreements – Citigroup - The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of the Company’s interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at September 30, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Debt (Continued)
     Note Payable – Servicing Advances – JPMorgan Chase Bank, N.A. – The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $5.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase Bank, N.A. a security interest in substantially all its assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $1.5 million at September 30, 2006. At September 30, 2006 all financial covenants were met.
     The average balance and average interest rate of outstanding debt was as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing – Citigroup	$129,327	6.9%	$139,539	5.2%
Securitization financing – 2004-A securitization	129,728	5.3%	154,295	4.9%
Securitization financing – 2004-B securitization	128,656	5.5%	149,499	5.1%
Securitization financing – 2005-A securitization	142,572	5.2%	101,441	5.1%
Securitization financing – 2005-B securitization	148,205	5.7%	7,228	5.5%
Securitization financing – 2006-A securitization	26,889	6.1%	—	—
Repurchase agreements – Citigroup	23,582	5.8%	22,793	4.2%
Note payable – servicing advances – JPMorgan Chase Bank, N.A.	454	9.6%	710	7.5%
     At September 30, 2006, the total of maturities and amortization of debt during the next five years are approximately as follows: 2006 — $65.2 million; 2007 — $138.1 million; 2008 - $81.5 million; 2009 — $71.9 million; 2010 — $63.4 million and $376.0 million thereafter.
Note 8 – Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or non-vested stock grants. As of September 30, 2006, approximately 350,000 shares of common stock remained available for issuance, as either stock options or non-vested stock grants, under the plan. The compensation cost that has been charged against income for those plans was $317,000 and $1,409,000 for the three and nine months ended September 30, 2006, respectively, and $611,000 and $1,903,000 for the three and nine months ended September 30, 2005, respectively.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Share-Based Compensation Plan (Continued)
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income after the cumulative effect of a change in accounting principle was $5,000 higher for the three months ended September 30, 2006 and $19,000 higher for the nine months ended September 30, 2006 than if it had continued to account for share-based compensation under APB No. 25. There would have been no change in basic or diluted earnings per share for the three and nine months ended September 30, 2006, if the Company had not adopted SFAS No. 123(R). The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operations and financing activities.
     Stock Options
     Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s equity incentive plan, and options that have been issued to date generally vest over a two-year period, have 10-year contractual terms and a 5-year expected option term. The Company does not pay dividends or make distributions on unexercised options. As of September 30, 2006 there was $43,000 of total unrecognized compensation cost related to stock options granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.
     The following table summarizes the activity relating to the Company’s stock options for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term
Options outstanding at January 1, 2006	255,500	$10.00	7.9
Granted	—	—	—
Exercised	—	—	—
Forfeited	(7,000)	$10.00	7.8

Options outstanding at September 30, 2006	248,500	$10.00	7.1

Options exercisable at September 30, 2006	248,500	$10.00	7.1

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plan for the three and nine months ended September 30, 2005. Note that the pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during those periods. Disclosures for 2006 are not presented because share-based payments have been accounted for under SFAS No. 123(R)’s fair-value method. For purposes of this pro forma disclosure, the value of the options is estimated using a binomial option-pricing model.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8 – Share-Based Compensation Plan (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income available to common shareholders	$(6,086)	$(3,574)
Stock option compensation cost	$(3)	$(10)

Pro forma net income available to common shareholders	$(6,089)	$(3,584)

Basic income per share as reported	$(0.24)	$(0.14)

Pro forma basic income per share	$(0.24)	$(0.14)

Diluted income per share as reported	$(0.24)	$(0.14)

Pro forma diluted income per share	$(0.24)	$(0.14)

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
     On July 14, 2006 the Company granted 175,000 non-vested stock awards to an officer of the Company. The stock awards were issued at $6.16 per share and are being expensed over their estimated service period of five years. Compensation expense recognized for these non-vested stock awards was approximately $65,000 for the three months ended September 30, 2006.
     The Company recognized compensation expense for outstanding non-vested stock awards over their vesting periods for an amount equal to the fair value of the non-vested stock awards at grant date. As of September 30, 2006 there was $3.3 million of total unrecognized compensation cost related to non-vested stock awards granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 3.4 years
     The Company recorded a cumulative effect of a change in accounting principle, as a result of the adoption of SFAS No. 123(R), in the amount of $46,000 as of January 1, 2006 to reflect the change in accounting for forfeitures. Results for prior periods have not been restated.
     The following table summarizes the activity relating to the Company’s non-vested stock awards for the nine months ended September 30, 2006:

		Weighted
	Number of	Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Non-vested at January 1, 2006	469,837	$8.02
Granted	390,000	6.15
Vested	(269,493)	8.63
Forfeited	(8,001)	7.18

Non-vested at September 30, 2006	582,343	$6.51

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 9 – Derivative Instruments and Hedging Activities
     In connection with the Company’s strategy to mitigate interest rate risk and variability in cash flows on its securitizations and anticipated securitizations the Company uses derivative financial instruments such as interest rate swap contracts. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to offset potential increased interest expense and cash flow under certain interest rate environments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivative financial instruments are reported on the consolidated balance sheet at their fair value.
     The Company documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions at the inception of the hedging transaction. This process includes linking derivatives to specific liabilities on the consolidated balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting.
     When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as a hedge, the derivative will continue to be recorded on the consolidated balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as a hedge is recognized in current period earnings. For terminated cash flow hedges or cash flow hedges that no longer qualify as highly effective, the effective position previously recorded in accumulated other comprehensive income is recorded in earnings when the hedged item affects earnings.
     Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS No. 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During both the three and nine months ended September 30, 2006, the Company recognized a loss of approximately $11,000 in interest expense and $1,000 in other income due to the ineffective portion of these hedges. No ineffectiveness was recognized for the three and nine months ended September 30, 2005.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 9 – Derivative Instruments and Hedging Activities (Continued)
     For the three and nine months ended September 30, 2006, the Company reclassified a net gain of approximately $2,000 and $9,000, respectively, attributable to previously terminated cash flow hedges, which has been recorded as a reduction of interest expense. For the three and nine months ended September 30, 2005, the Company reclassified net losses of approximately $114,000 and $273,000, respectively, attributable to previously terminated cash flow hedges, which were recorded as an increase in interest expense. As of September 30, 2006, net unrealized losses of approximately $1.0 million related to cash flow hedges were included in accumulated other comprehensive income. The Company expects to reclassify net losses of approximately $37,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income will be reclassified into earnings by March 2020. The fair value of the Company’s derivatives accounted for as cash flow hedges at September 30, 2006 approximated a liability of $3.4 million and is included in other liabilities.
     Derivatives Not Designated as Hedge Instruments
     As of September 30, 2006, the Company had a certain open interest rate swap contract which is not designated as a hedge. This interest rate swap contract was entered into in connection with another interest rate swap contract which is being accounted for as a cash flow hedge for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A securitization. The change in the fair value of the interest rate swap contract not designated and documented as a hedge is recorded through earnings each period and is included in non-interest income. During both the three and nine months ended September 30, 2006, the Company recognized net gains of approximately $3,000 related to the change in fair value of this contracts. The fair value of this contracts at September 30, 2006 was approximately $3,000 and is included in other assets. The Company did not have any derivatives not designated as hedge instruments during the three and nine months ended September 30, 2005.
Note 10 – Stockholders’ Equity
     On August 7, 2006, the Company declared a dividend of $0.03 per common share payable to holders of record as of August 18, 2006. On August 31, 2006 those dividends were paid and totaled approximately $773,000.
     Note 11 – Subsequent Events
     On November 2, 2006, the Company declared a dividend of $0.03 per common share payable to holders of record as of November 13, 2006. Payment of the dividend is planned for November 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Form 10-Q. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include:
•	the performance of our manufactured housing loans;

•	our ability to borrow at favorable rates and terms;

•	the supply of manufactured housing loans;

•	interest rate levels and changes in the yield curve;

•	our ability to use hedging strategies to mitigate our exposure to changing interest rates;

•	changes in, and the costs associated with complying with, federal, state and local regulations, including consumer finance and housing regulations;

•	applicable laws, including federal income tax laws;

•	general economic conditions in the markets in which we operate;
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
     The following discussion and analysis of our consolidated financial condition and results of operations as of and for the periods ended September 30, 2006 in this quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
Recent Developments
     On August 25, 2006, we completed our 2006-A securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization we issued approximately $200.6 million in notes payable.
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
Results of Operations
Comparison of the three months ended September 30, 2006 and 2005.
Net Income
     Net income increased $7.9 million to $1.8 million for the three months ended September 30, 2006 compared to a net loss of $6.1 million for the same period in 2005. The increase is the result of an increase of $5.2 million in net interest income after loan losses and impairment, an increase of $0.5 million in non-interest income and a decrease in non-interest expenses of $2.2 million as described in more detail below.
Interest Income
     Interest income increased 22.1% to approximately $18.8 million compared to approximately $15.4 million. This increase resulted primarily from an increase of $181.8 million or 24.1% in average interest earning assets from $753.3 million to $935.1 million. The increase in interest earning assets includes an increase of approximately $181.0 million in average manufactured housing loans. The weighted average net interest rate on the loan receivable portfolio decreased to 8.0% from 8.2%.
     Interest expense increased $3.8 million, or 49.4%, to $11.5 million from $7.7 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $181.4 million to $751.7 million compared to $570.3 million, or 31.8%. The average interest rate on total debt outstanding increased from 5.2% to 5.9%. The higher average interest rate for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended September 30 (dollars in thousands):

	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans[1]	$877,190	$17,637	8.04%	$696,151	$14,329	8.23%
Investment securities	41,229	937	9.09%	41,298	973	9.42%
Other	16,665	233	5.59%	15,862	106	2.67%

Total	$935,084	$18,807	8.05%	$753,311	$15,408	8.18%

Interest bearing liabilities[2]:
Loan funding facilities	$751,735	$11,077	5.89%	$570,319	$7,433	5.21%
Repurchase agreements	23,582	365	6.19%	24,263	267	4.40%
Notes payable – servicing advance	367	9	9.81%	721	14	7.77%

Total	$775,684	$11,451	5.90%	$595,303	$7,714	5.18%

Net interest income and interest rate spread		$7,356	2.14%		$7,694	3.00%

Net yield on average interest earning assets[3]			3.15%			4.09%

[1]	Net of loan servicing fees.

[2]	Includes facility fees.

[3]	Amount is calculated as annualized net interest income divided by total average interest earning assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$3,726	$(418)	$3,308
Investment securities	(2)	(34)	(36)
Other	5	122	127

Total interest income	$3,729	$(330)	$3,399

Interest bearing liabilities:
Loan funding facilities	$2,364	$1,280	$3,644
Repurchase agreements	(7)	105	98
Notes payable – servicing advances	(7)	2	(5)

Total interest expense	$2,350	$1,387	$3,737

Decrease in net interest income			$(338)

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party loan originations. Such revenue increased $0.5 million, or 12.8%, to $4.4 million compared to $3.9 million. This increase was primarily the result of an increase in the average serviced loan portfolio on which servicing fees are collected of approximately $78.7 million, or 5.3%, from $1.49 billion to $1.57 billion.
Provision for Losses
     The provision for loan losses decreased 76.1% to $1.6 million from $6.7 million. The provision for the three months ended September 30, 2005 included approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita and approximately $0.8 million of losses related to the charge-off of loans repurchased from Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”) under a previous repurchase agreement. Net charge-offs against the allowance for loan losses decreased 23.1% to $2.0 million for the three months ended September 30, 2006 compared to $2.6 million for three months ended September 30, 2005. As a percentage of average loans receivable, net charge-offs, on an annualized basis, decreased to 0.9% compared to 1.5%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at September 30, 2006 has a larger concentration of loans originated after December 31, 2001 than was the case for the owned portfolio at September 30, 2005. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.
     No impairments related to previously purchased loan pools were recognized during the third quarter of 2006. An impairment of $0.4 million in the carrying value of a previously purchased loan pool was recognized during the third quarter of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest Expenses
     Personnel expenses decreased approximately $0.2 million, or 3.4%, to $5.7 million compared to $5.9 million. The decrease is primarily the result of a $0.3 million decrease in stock compensation expense offset by a $0.1 million increase in salary expense.
     Loan origination and servicing expenses increased approximately 8.4% to $402,000 compared to $371,000. The change is primarily a result of an increase in custodial and other servicing fees related to the general growth of our servicing portfolio.
     Write-down of residual interest decreased $0.7 million. During the three months ended September 30, 2005 we wrote-off our residual interest in the 2002-A securitization as a result of the effects of Hurricane Katrina and Hurricane Rita.
     Loss on recourse buyout decreased $0.9 million. During the three months ended September 30, 2005 we bought out our recourse obligation with Vanderbilt.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased approximately $0.4 million to $2.2 million or 15.4%, compared to $2.6 million. This decrease is primarily the result of a $0.2 million decrease in professional fees, a $0.1 million decrease in travel and entertainment expenses and a $0.1 million decrease in other miscellaneous expenses.
Comparison of the nine months ended September 30, 2006 and 2005.
Net Income
     Net income increased $8.5 million to $4.9 million for the nine months ended September 30, 2006 compared to a net loss of $3.6 million for the same period in 2005. The increase is the result of an increase of $5.2 million in net interest income after loan losses and impairment, an increase of $2.2 million in non-interest income and a decrease in non-interest expenses of $1.1 million as described in more detail below.
Interest Income
     Interest income increased 25.2% to approximately $54.1 million compared to approximately $43.2 million. This increase resulted primarily from an increase of $186.8 million or 26.7% in average interest earning assets from $699.4 million to $886.2 million. The increase in interest earning assets includes an increase of approximately $185.4 million in average manufactured housing loans. The weighted average net interest rate on the loan receivable portfolio decreased to 8.2% from 8.3%.
     Interest expense increased $11.5 million, or 58.1%, to $31.3 million from $19.8 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $187.9 million to $705.4 million compared to $517.5 million, or 36.3%. The average interest rate on total debt outstanding increased from 4.9% to 5.7%. The higher average interest rate for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to increases in the base LIBOR rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the nine months ended September 30 (dollars in thousands):

	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans[1]	$828,294	$50,665	8.16%	$642,902	$40,097	8.32%
Investment securities	41,313	2,814	9.08%	40,143	2,803	9.31%
Other	16,618	593	4.76%	16,312	296	2.42%

Total	$886,225	$54,072	8.14%	$699,357	$43,196	8.24%

Interest bearing liabilities[2]:
Loan funding facilities	$705,377	$30,270	5.72%	$517,515	$19,115	4.92%
Repurchase agreements	23,582	1,026	5.80%	22,337	653	3.90%
Notes payable – servicing advance	454	32	9.40%	623	37	7.92%

Total	$729,413	$31,328	5.73%	$540,475	$19,805	4.89%

Net interest income and interest rate spread		$22,744	2.41%		$23,391	3.35%

Net yield on average interest earning assets[3]			3.42%			4.46%

     The following table sets forth the changes in the components of net interest income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$11,563	$(995)	$10,568
Investment securities	82	(71)	11
Other	6	291	297

Total interest income	$11,651	$(775)	$10,876

Interest bearing liabilities:
Loan funding facilities	$6,939	$4,216	$11,155
Repurchase agreements	36	337	373
Notes payable – servicing advances	(10)	5	(5)

Total interest expense	$6,965	$4,558	$11,523

Decrease in net interest income			$(647)

Non-interest Income
     Non-interest income is primarily made up of loan servicing related revenue including loan servicing fees, late charges, commissions on insurance and commitment fees from third-party loan originations. Such revenue increased $2.2 million, or 20.8%, to $12.8 million compared to $10.6 million. This increase was primarily the result of an increase in the average serviced loan portfolio on which servicing fees are collected of approximately $82.5 million, or 5.7%, from $1.46 billion to $1.54 billion.

[1]	Net of loan servicing fees.

[2]	Includes facility fees.

[3]	Amount is calculated as annualized net interest income divided by total average interest earning assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Losses
     The provision for loan losses decreased 52.9% to $4.9 million from $10.4 million. The provision for the nine months ended September 30, 2006 included approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita and approximately $0.8 million of losses related to the charge-off of loans repurchased from Vanderbilt under a previous repurchase agreement. Net charge-offs against the allowance for loan loss decreased 16.7% from $7.8 million, to $6.5 million. As a percentage of average loans receivable, net charge-offs, on an annualized basis, decreased to 1.0% compared to 1.6%. We expect net charge-offs as a percentage of average outstanding principal balance to continue to decrease in the future due to the fact that the owned portfolio of loans at September 30, 2006 has a larger concentration of loans originated after December 31, 2001 than was the case for the owned portfolio at September 30, 2005. A change to our underwriting practices and credit scoring model in 2002 has resulted in higher credit quality of loans originated since 2002.
Non-interest Expenses
     Personnel expenses increased approximately $0.9 million, or 5.3%, to $18.0 million compared to $17.1 million. The increase is primarily the result of a $0.7 million increase in annual performance bonuses and a $0.7 million increase in salaries and temporary office staffing expenses, offset by a decrease of $0.5 million in stock compensation expenses.
     Write-down of residual interest decreased $0.7 million. During the nine months ended September 30, 2005 we wrote-off our residual interest in the 2002-A securitization as a result of the effects of Hurricane Katrina and Hurricane Rita.
     Loss on recourse buyout decreased $0.9 million. During the nine months ended September 30, 2005 we bought out our recourse obligation with Vanderbilt.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased approximately $0.3 million to $6.3 million or 4.5%, compared to $6.6 million. This decrease is primarily the result of a $0.1 million decrease in professional fees, a $0.1 million decrease in telephone and data communication expenses and a $0.1 million decrease in other miscellaneous expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 17.8% to $904.9 million at September 30, 2006 compared to $768.4 million at December 31, 2005. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended September 30, 2006 decreased 0.7% to $70.9 million compared to $71.4 million for the three months ended September 30, 2005. We additionally processed $15.7 million and $11.1 million in loans originated under third-party origination agreements for the three months ended September 30, 2006 and 2005, respectively. New loan originations for the nine months ended September 30, 2006 increased 6.5% to $210.2 million compared to $197.4 million for the nine months ended September 30, 2005. We additionally processed $35.9 million and $23.1 million in loans originated under third-party origination agreements for the nine months ended September 30, 2006 and 2005, respectively.
     During the three and nine months ended September 30, 2006, we purchased $4.2 million in loans from Sun Home Services, Inc., a subsidiary of Sun Communities, Inc. (“Sun Communities”). The purchase price approximated fair value. Sun Communities owns approximately 20% of our outstanding common stock. We did not purchase any loans from Sun Communities or its affiliates during the three and nine months ended September 30, 2005.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	September 30, 2006	December 31, 2005
Principal balance of loans receivable	$912,596	$781,650
Number of loans receivable	19,580	17,277
Average loan balance	$47	$45
Weighted average loan coupon[1]	9.51%	9.56%
Weighted average initial term	20 years	20 years
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	September 30, 2006			December 31, 2005
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	240	$8,701	1.0%	215	$8,182	1.0%
61-90	84	2,991	0.3%	68	2,561	0.3%
Greater than 90	147	5,600	0.6%	192	7,480	1.0%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and nine months ended September 30, 2006 the average outstanding principal balance of non-performing loans was approximately $5.2 million and $5.8 million, respectively, compared to $7.0 million for both the three and nine months ended September 30, 2005. Non-performing loans as a percentage of average loans receivable decreased to 0.6% and 0.7% for the three and nine months ended September 30, 2006 as compared to 1.0% and 1.1% for the three and nine months ended September 30, 2005, primarily as a result of higher average balances and improved credit quality in the loan portfolio.
     At September 30, 2006 we held 124 repossessed houses owned by us compared to 162 houses at December 31, 2005. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $2.6 million at September 30, 2006 compared to $3.5 million at December 31, 2005, a decrease of $0.9 million or 25.7%.

[1]	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan but accounted for as a financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The allowance for loan losses decreased $1.6 million to $8.4 million at September 30, 2006 from $10.0 million at December 31, 2005. Despite the 18.7% increase in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the allowance for loan losses decreased 16.0% due to improvements in delinquency rates and net charge-offs. Loans delinquent over 60 days decreased $1.4 million or 14.0% from $10.0 million at December 31, 2005 to $8.6 million at September 30, 2006. The allowance for loan losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 0.95% at September 30, 2006 compared to approximately 1.35% at December 31, 2005. Net charge-offs were $2.0 million and $6.5 million for the three and nine months ended September 30, 2006, respectively, compared to $2.6 million and $7.8 million for the three and nine months ended September 30, 2005.
     Our allowance for loan losses includes amounts provided for inherent losses resulting from the damage inflicted by Hurricane Katrina and Hurricane Rita in 2005. Observed trends in the performance of the identified loans through September 30, 2006 and continuing through November 1, 2006, including delinquency rates, losses and recovery percentages, have been more favorable than management’s initial expectations. However, there can be no assurance that these trends will continue. At January 1, 2006 our allowance included approximately $3.4 million of estimated losses related to the effects of Hurricane Katrina and Hurricane Rita. As a result of the more favorable trends, we have reduced a portion of the allowance established for estimated hurricane losses by approximately $0.6 million and $1.6 million during the three and nine months ended September 30, 2006. We will continue to gather and interpret data from the affected areas and compare such information to our estimates. Amounts are refined as deemed appropriate.
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
The following tables indicate the impact of such legacy loans:
Loan Pool Unpaid Principal Balance (dollars in thousands)1

		2002 and
	2001 and prior	subsequent
At December 31, 2005
Dollars	$56,622	$732,033
Percentage of total	7.2%	92.8%

At September 30, 2006
Dollars	$48,475	$868,071
Percentage of total	5.3%	94.7%
Static Pool Performance (dollars in thousands) 1

		2002 and
	2001 and prior	subsequent
Nine months ended September 30, 2006
Dollars defaulted	$4,055	$9,819
Net recovery percentage	37.1%	48.4%
Net losses	$3,495	$5,507

[1]	Includes owned portfolio, repossessed inventory and loans sold with recourse.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     While representing less than 6% of the owned loan portfolio at September 30, 2006, the pre-2002 loans accounted for approximately 29% of the defaults during the nine months ended September 30, 2006. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. Management believes that as these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.
     Our asset quality statistics for the quarter ended September 30, 2006 reflect our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Continued improvement in delinquency statistics and recovery rates are expected to result in lower levels of non-performing assets and net charge-offs. Long term, lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for loan losses and servicing expenses as well as increases in net interest income.
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At September 30, 2006 we had approximately $3.3 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the nine months ended September 30, 2006, totaled $13.3 million versus $13.6 million for the nine months ended September 30, 2005. Cash used in investing activities was $142.6 million for the nine months ended September 30, 2006 versus $176.7 million for the nine months ended September 30, 2005. Cash used to originate and purchase loans decreased 1.0%, or $2.1 million, to $214.5 million for the nine months ended September 30, 2006 compared to $216.6 million for the nine months ended September 30, 2005. The change is a result of a decrease of approximately $26.6 million in manufactured housing loan purchases offset by an increase in origination volume due to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services. Principal collections on loans totaled $64.0 million for the nine months ended September 30, 2006 as compared to $41.3 million for the nine months ended September 30, 2005, an increase of $22.7 million, or 55.0%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $828.3 million for the nine months ended September 30, 2006 compared to $642.9 million for the nine months ended September 30, 2005, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.
     The primary source of cash during the nine months ended September 30, 2006 was our 2006-A securitized financing transaction completed in August 2006. We securitized approximately $224.2 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $200.6 million. Proceeds from the transaction totaled approximately $200.6 million, of which approximately $199.2 million was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse financing facility.

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
     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in July 2006, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by our residual interests in our securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $61.0 million at September 30, 2006.
     Additionally, we have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of our interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million at September 30, 2006.
     Under the terms of our revolving credit facility with JP Morgan Chase Bank, N.A., we can borrow up to $5.0 million to fund required principal and interest advances on manufactured housing loans that we service for outside investors. Borrowings under the facility are repaid when we collect monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, we have granted JPMorgan Chase Bank, N.A. a security interest in substantially all our assets excluding securitized assets. The expiration date of the facility is December 31, 2006. The outstanding balance on the facility was approximately $1.5 million at September 30, 2006.
     In September 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock we may sell under the registration statement, we have registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. It is anticipated that these shares of common stock will be sold at the price of our common stock prevailing at the time of sale.

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
     The risks associated with the manufactured housing business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For our finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions could impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect our financial condition, results of operations and liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $281.9 million and $173.5 million at September 2006 and 2005, respectively. If LIBOR increased or decreased by 1.0% during the nine months ended September 30, 2006 and 2005, we believe our interest expense would have increased or decreased by approximately $1.3 million and $1.1 million, respectively, based on the $180.3 million and $146.0 million average balance outstanding under our variable rate debt facilities for the nine months ended September 30, 2006 and 2005, respectively. We had no variable rate interest earning assets outstanding during the nine months ended September 30, 2006 or 2005.
     The following table shows the contractual maturity dates of our assets and liabilities at September 30, 2006. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets

Cash and equivalents	$3,343	$—	$—	$—	$3,343
Restricted cash	13,867	—	—	—	13,867
Investments	—	—	—	41,540	41,540
Loans receivable, net	31,735	89,613	358,654	424,863	904,865
Furniture, fixtures and equipment, net	206	619	2,475	—	3,300
Goodwill	—	—	—	32,277	32,277
Other assets	11,354	6,374	4,680	2,546	24,954

Total assets	$60,505	$96,606	$365,809	$501,226	$1,024,146

Liabilities and Stockholders’ Equity

Warehouse financing	$15,255	$45,763	$—	$—	$61,018
Securitization financing	24,901	70,316	281,422	333,372	710,011
Repurchase agreements	23,582	—	—	—	23,582
Notes payable – servicing advances	1,458	—	—	—	1,458
Other liabilities	20,579	356	—	4,672	25,607

Total liabilities	85,775	116,435	281,422	338,044	821,676

Preferred stock	—	—	—	125	125
Common stock	—	—	—	258	258
Additional paid-in-capital	—	—	—	219,437	219,437
Accumulated other comprehensive loss	(4)	(32)	177	(1,185)	(1,044)
Distributions in excess of earnings	—	—	—	(16,306)	(16,306)

Total stockholders’ equity	(4)	(32)	177	202,329	202,470

Total liabilities and stockholders’ equity	$85,771	$116,403	$281,599	$540,373	$1,024,146

Interest sensitivity gap	$(25,266)	$(19,797)	$84,210	$(39,147)
Cumulative interest sensitivity gap	$(25,266)	$(45,063)	$39,147	—
Cumulative interest sensitivity gap to total assets	(2.47)%	(4.40)%	3.82%	—
     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable, which in conjunction with our hedging strategies, fixes our cost of funds associated with the loans over the lives of such loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by contractual maturity at September 30, 2006, (dollars in thousands):

	Contractual Maturity
						There-
	2006	2007	2008	2009	2010	after	Total
Interest sensitive assets
Loans receivable	$31,735	$117,678	$103,867	$91,615	$80,775	$479,195	$904,865
Average interest rate	9.51%	9.51%	9.51%	9.51%	9.51%	9.51%	9.51%
Interest bearing deposits	17,669	—	—	—	—	—	17,669
Average interest rate	4.76%	—	—	—	—	—	4.76%
Investments	—	—	—	—	—	41,540	41,540
Average interest rate	—	—	—	—	—	9.08%	9.08%
Interest rate swap asset	3	—	—	—	—	—	3
Average interest rate	5.33%	—	—	—	—	—	5.33%

Total interest sensitive assets	$49,407	$117,678	$103,867	$91,615	$80,775	$520,735	$964,077

Interest sensitive liabilities
Warehouse financing	$15,255	$45,763	$—	$—	$—	$—	$61,018
Average interest rate	7.19%	7.19%	—	—	—	—	7.19%
Securitization financing	24,901	92,337	81,500	71,886	63,381	376,006	710,011
Average interest rate	5.89%	5.89%	5.89%	5.89%	5.89%	5.89%	5.89%
Repurchase agreements	23,582	—	—	—	—	—	23,582
Average interest rate	6.19%	—	—	—	—	—	6.19%
Note payable – servicing advance	1,458	—	—	—	—	—	1,458
Average interest rate	9.81%	—	—	—	—	—	9.81%
Interest rate swap liability	—	232	—	—	—	3,140	3,372
Average interest rate	—	5.44%	—	—	—	5.44%	5.44%

Total interest sensitive liabilities	$65,196	$138,332	$81,500	$71,886	$63,381	$379,146	$799,441

Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of the end of the period covered by this report. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in our filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, in order to allow timely decisions regarding required disclosures.
     Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the period covered by this report there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits

Exhibit No.	Description	Method of Filing
10.1	Employment Agreement dated July 14, 2006 among Origen Financial Inc., Origen Financial L.L.C and Ronald A. Klein*	(1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(2)

(1) Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K filed July 18, 2006.
(2) Filed herewith.
* Management contract or compensatory plan or arrangement.
     (b) Reports on Form 8-K
     During the period covered by this report, we filed the following Current Reports on Form 8-K:
(i)	Form 8-K, filed July 18, 2006, furnished for the purpose of reporting, under Items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Financial Statements and Exhibits), the entry into an employment agreement between Origen Financial, Inc., and our Chief Executive Officer, Ronald A. Klein.

(ii)	Form 8-K, filed August 9, 2006, furnished for the purpose of reporting, under Item 2.02 (Results of Operations and Financial Condition), our preliminary unaudited financial results for the quarter ended June 30, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 3, 2006

ORIGEN FINANCIAL, INC. (Registrant)

BY:	/s/ W. Anderson Geater, Jr.

W. Anderson Geater, Jr., Chief
Financial Officer and Secretary
(Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Employment Agreement dated July 14, 2006 among Origen Financial Inc., Origen Financial L.L.C and Ronald A. Klein*	(1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(2)

(1) Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K filed July 18, 2006.
(2) Filed herewith.
* Management contract or compensatory plan or arrangement.