Form 10-K
period 2006-12-31
ORIGEN FINANCIAL INC
filed 2007-03-15
CIK 1268039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer  ☐  Accelerated filer  ☑  Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑
As of June 30, 2006, the aggregate market value of the registrant’s stock held by non-affiliates was approximately $109,011,991 (computed by reference to the closing sales price of the registrant’s common stock as of June 30, 2006 as reported on the Nasdaq National Market). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
As of March 1, 2007, there were 25,865,401 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

As used in this report, “Company”, “Us”, “We”, “Our” and similar terms means Origen Financial, Inc., a Delaware corporation, and, as the context requires, one or more of its subsidiaries.
PART I
ITEM 1. BUSINESS
General
     Origen Financial, Inc. is an internally-managed and internally-advised Delaware corporation that is taxed as a real estate investment trust, or REIT. We are a national consumer manufactured housing lender and servicer. Currently, we originate loans in 43 states and we service loans in 47 states. We and our predecessors have originated more than $2.6 billion of manufactured housing loans from 1996 through December 31, 2006 including $282.7 million in 2006. We additionally processed $49.6 million in loans originated under third-party origination agreements in 2006. As of December 31, 2006, our loan servicing portfolio of over 37,600 loans totaled approximately $1.6 billion in loan principal outstanding.
     Origen Financial, Inc. was incorporated on July 31, 2003. On October 8, 2003, we began operations when we acquired all of the equity interests of Origen Financial L.L.C. and its subsidiaries. In the second quarter of 2004, we completed the initial public offering of our common stock. Currently, most of our operations are conducted through Origen Financial L.L.C., our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.
     Our executive office is located at 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034 and our telephone number is (248) 746-7000. We maintain our servicing operations in Ft. Worth, Texas and have other regional offices located in Duluth, Georgia and Glen Allen, Virginia. As of December 31, 2006, we employed 278 people.
     Our website address is www.origenfinancial.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.
Recent Developments
     Servicer Rating
     In June 2006, Moody’s Investors Service assigned Origen Servicing, Inc. a rating of SQ2- as a Primary Servicer of manufactured housing loans. Origen Servicing, Inc. is a wholly owned subsidiary of Origen Financial, L.L.C. Moody’s rating is based on our above average collection ability and average financial stability.
     2006 —A Securitization
     In August 2006, we completed our Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2006-A transaction. In this securitization, a special-purpose subsidiary issued approximately $200.6 million in asset-backed certificates secured by manufactured housing contracts with two separate floating rate classes of AAA rated bonds. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation.
     James A. Williams
     James A. Williams, a member of our Board of Directors, died on January 29, 2007. Mr. Williams, age 64, served as a director since our inception in 2003. Mr. Williams was the Chairman of the Compensation Committee, Chairman of the Audit Committee and a member of the Executive Committee and the Nominating and Governance Committee of our Board of Directors.

Loan Origination, Acquisition and Underwriting
     General
     We and our predecessors have originated more than $2.6 billion of manufactured housing loans from 1996 through December 31, 2006, including $282.7 million in 2006. We additionally processed $49.6 million in loans originated under third-party origination agreements in 2006. We originate and intend to continue to originate manufactured housing loans to borrowers who have above average credit profiles and above average income, each as compared to manufactured housing borrowers as a whole.
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
     We have invested heavily in technology to increase our penetration into the retailer network and to streamline the application, approval and funding process. We have a proprietary web-based delivery system, known as Origen Focus™, for application, approval, funding, tracking, and reporting of loans. This system allows for the application to be submitted and tracked over the internet. During 2006, approximately 81% of our application volume was submitted through Origen Focus. Loan applications submitted through Origen Focus seamlessly interface electronically with our other proprietary loan processing systems. Origen Focus also eliminates the need for personnel to input loan applications, improving our productivity and reducing our staffing costs.
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
     During 2006, we entered into several correspondent relationships to source land-home loans. Given the timing of the formation of these relationships, only $5.0 million in loan volume was realized in 2006. We look to substantially expand this channel of origination in 2007.

     Underwriting
     We underwrite home-only loans, using our internally-developed proprietary credit scoring system, TNG. We developed and continue to enhance TNG to predict defaults using empirical modeling techniques. TNG takes into account information about each applicant’s credit history, debt and income, demographics, and the terms of the loan. The TNG model is fully integrated into our origination system and is based on our historical lending experience. We have used TNG to back-test all of our home-only loans originated since 1996 by Origen Financial L.L.C., its predecessors and us. Following internal testing and validation, Experian Information Solutions, Inc., a leading consumer credit reporting and risk modeling company, independently validated the TNG model.
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
     We also underwrite mortgage loans, often called “land-home” loans, collateralized by both the manufactured houses and the underlying real estate. Because the land-home and home-only business lines have different characteristics, predictive modeling has only been possible for the home-only applications. We use our Internal Credit Rating grid and a full property appraisal to underwrite land-home loans. The grid is a traditional underwriting method that primarily takes into account the applicant’s credit history, debt capacity and underlying collateral value.
     In addition to using our proprietary TNG scoring model, we underwrite loans based upon our review of credit applications to ensure loans will comply with internal company guidelines, which are readily available on our intranet site. Our approach to underwriting focuses primarily on the borrower’s creditworthiness and the borrower’s ability and willingness to repay the debt, which is evaluated through TNG. Each contract originated by us is individually underwritten and approved or rejected based on the TNG result and an underwriter’s evaluation of the terms of the purchase agreement, a detailed credit application completed by the prospective borrower and the borrower’s credit report, which includes the applicant’s credit history as well as litigation, judgment and bankruptcy information. Once all the applicable employment, credit and property-related information is received, the application is evaluated to determine whether the applicant has sufficient monthly income to meet the anticipated loan payment and other obligations.
     Third-Party Originations
     We currently provide comprehensive loan origination services for several companies, including Affordable Residential Communities (“ARC”), Sun Communities, Inc. (“Sun Communities”) and Hometown America (“Hometown”), each of which is a nationwide owner-operator of manufactured housing communities. Under these arrangements, we commit to use our origination platform to originate manufactured housing loans for these third parties, which own the loans. We receive upfront commitment fees for these origination services. In addition, we have the right to receive a servicing fee with respect to many of these third party loans, although currently we do not retain servicing rights for the Hometown loans. In the future we may seek to provide origination services to other third parties under similar arrangements. We enter into these types of third-party arrangements primarily to strengthen our relationships within the manufactured housing industry with the goal of creating additional sources of revenue, especially servicing revenue. In addition, the increased loan origination volume provided by these arrangements provides valuable information that we use in our internal credit modeling and securitization program analyses.
     Acquisitions of Manufactured Housing Loans and Securities from Existing Securitizations
     We believe there may be selective opportunities to acquire existing portfolios of manufactured housing whole loans and bonds in outstanding securitizations backed by manufactured housing loans. In the past we have acquired, and from time to time we may seek to acquire, such assets at attractive prices.

Servicing
     We service the manufactured housing loan contracts that we originate or purchase as well as manufactured housing loan contracts owned by third parties. As of December 31, 2006, our loan servicing portfolio of over 37,600 loans totaled approximately $1.6 billion in loan principal outstanding. Our annual servicing fees range from 50 to 150 basis points of the outstanding balance on manufactured housing loans serviced. The vast majority of loans we service are included in securitized loan pools. As opportunities present themselves, we intend to grow our servicing business by acquiring the servicing or subservicing rights to portfolios of manufactured housing loans owned by third parties, including companies that have stopped originating manufactured home loans but continue to own loan portfolios.
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
Securitizations
     We have securitized a substantial portion of our owned manufactured housing loans and intend in the future to originate and acquire manufactured housing loans for securitization. After accumulating enough manufactured housing loans (typically not less than $150 million), we use transactions known as asset-backed securitizations to pay off short term debt, replenish funds for future loan originations, limit credit risk, and lock in the spread between interest rates on borrowings with the interest rates on our manufactured housing loans. In our securitizations, the manufactured housing loans are transferred to a bankruptcy remote trust that then issues bonds, typically both senior and subordinate, collateralized by those manufactured housing loans. By securitizing loans in this way, we eliminate the credit risk on our manufactured housing loans up to the amount of bonds sold to investors. Likewise, the form of securitization is designed to insulate the securitized loans from our creditors if we file for bankruptcy so that the loans supporting the bonds issued by the trust will not be encumbered. This process enables us to fund our business at competitive rates without asset-backed bond investors relying on our corporate credit-worthiness.
     In August 2006 we completed our 2006-A securitization of approximately $224.2 million in principal balance of manufactured housing loans.
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
Corporate Governance
     We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as Nasdaq corporate governance listing standards:
•	Our Board of Directors determined that at least one member of the Audit Committee of our Board of Directors qualifies as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Each Audit Committee member is “independent” as that term is defined under applicable SEC and Nasdaq rules.

•	Our Board of Directors adopted a Financial Code of Ethics for Senior Financial Officers, which governs the conduct of our senior financial officers. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors established and adopted charters for each of its Audit, Compensation and Nominating and Governance Committees. Each committee is comprised of independent directors. A copy of each of these charters is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034. Additionally, we maintain a “Confidential and Anonymous Ethics Complaint Hotline” maintained with an independent third party so that employees may confidentially report infractions against our Code of Business Conduct and Ethics to the Compliance Committee. Through this arrangement, each Compliance Committee member has access to two-way anonymous communications with the reporting employee. There are three submission methods (voicemail, email and web form). There is a message management system that provides the member an up-to-date snapshot of all incoming and outgoing communications. The ethics hotline is accessible through our intranet system.

•	The Sarbanes Oxley Act of 2002 requires the establishment of procedures whereby each member of the Audit Committee of our Board of Directors is able to receive confidential, anonymous communications regarding concerns in the areas of accounting, internal controls or auditing matters. We have established a “Confidential and Anonymous Financial Complaint Hotline”, or whistleblower hotline, maintained with an independent third party. Through this arrangement, each Audit Committee member has access to two-way anonymous communications with the whistleblower. There are three submission methods (voicemail, e-mail and web form). There is a message management system that provides the member an up-to-date snapshot of all incoming and outgoing communications. The Whistleblower Hotline is accessible through our website at www.origenfinancial.com under the heading “Investors”.

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
     We intend to securitize a substantial portion of the manufactured housing loans we originate. We intend to account for securitizations as secured financings. In a typical securitization, we issue collateralized debt securities of a subsidiary in multiple classes, which securities are secured by an underlying portfolio of manufactured housing loans owned by the subsidiary. Factors affecting our ability to securitize loans and to do so profitably, include:
•	conditions in the asset-backed securities markets generally;

•	conditions in the manufactured housing asset-backed securities markets specifically, including rating agencies’ views on the manufactured housing industry;

•	the performance of the securities issued in connection with our securitizations;

•	the nominal interest rate and credit quality of our loans;

•	available market spreads over applicable indices on our cost of funds;

•	our relationship with our bond and other investors in our securities and loans;

•	our ability to obtain financial guaranty insurance policies, or insurance “wraps,” to enhance the credit of our securitized borrowing;

•	compliance of our loans with the eligibility requirements for a particular securitization;

•	our ability to adequately service our loans, including our ability to maintain a servicer rating;

•	adverse changes in state and federal regulations regarding high-cost and predatory lending; and

•	any material negative rating agency action pertaining to certificates issued in our securitizations.
In addition, federal income tax requirements applicable to REITs may limit our ability to use particular types of securitization structures.
     If we are unable to profitably securitize or sell in the whole loan sale market the manufactured housing loans that we originate and that we may invest in from time to time, our net revenues for the duration of our investment in those manufactured housing loans would decline, which would lower our earnings for the time the loans remain in our portfolio. We cannot assure stockholders that we will be able to complete loan securitizations in the future on favorable terms, or at all.
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
     While we had net income of approximately $7.0 million during the twelve months ended December 31, 2006, we incurred net losses of approximately $2.7 million and $3.0 million during the twelve months ended December 31, 2005 and 2004, respectively. Origen Financial L.L.C., our predecessor company, which we acquired in October 2003, experienced net losses in each year of its existence while growing its loan origination platform and business, including net losses of approximately $23.9 million for the period from January 1, 2003 through October 7, 2003 and $29.2 million for fiscal year 2002. We will need to generate significant revenues to maintain profitability. If we are unable to achieve and maintain sufficient revenue growth, we may not be profitable in the future. Even though we have achieved profitability during the twelve months ended December 31, 2006, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We depend on key personnel, the loss of whom could threaten our ability to operate our business successfully.
     Our future success depends, to a significant extent, upon the continued services of our senior management team. In general, we have entered into employment agreements with these individuals. There is no guarantee that these individuals will renew their employment agreements prior to the termination of the employment agreements, some of which are scheduled to expire in 2007, or that they otherwise will remain employed with us. The market for skilled personnel, especially those with the technical abilities we require, is currently very competitive, and we must compete with much larger companies with significantly greater resources to attract and retain such personnel. The loss of services of one or more key employees may harm our business and our prospects.
Future acquisitions of loan portfolios, servicing portfolios and other assets may not yield the returns we expect.
     We may make future acquisitions or investments in loan portfolios, servicing portfolios and bonds in outstanding securitizations backed by manufactured housing loans. The relevant economic characteristics of the assets we may acquire in the future may not generate returns or may not meet a risk profile that our investors find acceptable. Furthermore, we may not be successful in executing our acquisition strategy.
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
     Until we are able to originate and securitize a sufficient number of loans to achieve our desired asset level and target leverage ratio, we may pay quarterly distributions that result in a return of capital to our stockholders. Any such return of capital to our stockholders will reduce the amount of capital available to us to originate and acquire manufactured housing loans, which may result in lower returns to our stockholders. Return of capital amounted to 5.5% and 77.8% of distributions in 2006 and 2005, respectively.

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
     The demand for manufactured housing financing is driven by the demand for manufactured housing. Reduced shipments of new houses from manufacturers may constrain our growth. The manufactured housing industry faces competition from the traditional site built housing industry, especially due to the wide availability of esoteric loan products from site built lenders. To the extent that an increase in the demand for site built housing decreases the demand for manufactured housing and manufactured housing financing, we could be adversely affected.
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
     In the ordinary course of our business, we acquire and maintain confidential customer information. While we take great care in protecting customer information, we may incur liability if it is accessed by third parties and our customers suffer negative consequences, such as identity theft. We have taken precautions to guarantee the safety of all of our customers’ confidential information. We also periodically review all of our data security policies and procedures in an effort to avoid data breaches. However, there can be no guarantee that we will not be subject to future claims arising from data breaches. In addition, our relationships with our borrowers, retailers and brokers may be harmed if our reputation is tarnished by any such incident.
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

     Delinquency interrupts the flow of projected interest income from a manufactured housing loan, and default can ultimately lead to a loss if the net realizable value of the collateral or real property securing the manufactured housing loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them and continuing even after we sell loans with a retained interest or securitize them. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in sales or securitizations if the loan materially violates our representations or warranties. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, resulting in higher than anticipated losses, our servicing rights may be terminated, which would result in a loss of future servicing income and damage to our reputation as a loan servicer.
     We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed.
The manufactured housing industry has been in a downturn.
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
     In the current interest rate environment and with the proliferation of non-traditional mortgage products, traditional site built houses have become more affordable relative to manufactured houses. If the difference between interest rates for manufactured housing loans and traditional site built housing loans does not decrease, demand for manufactured housing loans may decrease, which would decrease our loan originations.
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

Our business may be significantly harmed by a slowdown in the economy of California where we conduct a significant amount of business.
     We have no geographic concentration limits on our ability to originate, purchase or service loans. For the year ended December 31, 2006, approximately 53% by principal balance and 36% by number of loans of the loans we originated were in California. As of December 31, 2006, approximately 36% of our loans receivable by principal balance was in California. An overall decline in the economy or the residential real estate market in California or in any other state in which we have a high concentration of loans could decrease the value of manufactured houses and increase the risk of delinquency. This, in turn, would increase the risk of default, repossession or foreclosure on manufactured housing loans in our portfolio or that we have sold to others. Geographic concentration could adversely affect our ability to securitize pools of manufactured housing loans.
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
     Since our taxable period ended December 31, 2003, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure stockholders that we have been or will continue to be organized or operated in a manner to so qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes may occur in the area of REIT taxation, which require us to continually monitor our tax status.
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
     A portion of our income from a qualified REIT subsidiary that would otherwise be classified as a taxable mortgage pool may be treated as “excess inclusion income,” which would be subject to the distribution requirements that apply to us and could therefore adversely affect our liquidity. Generally, a stockholder’s share of excess inclusion income would not be allowed to be offset by any operating losses otherwise available to the stockholder. Tax exempt entities that own shares in a REIT must treat their allocable share of excess inclusion income as unrelated business taxable income. A REIT must also pay federal tax, at the highest corporate marginal tax rate, on any excess inclusion income allocated to disqualified organizations (e.g., governmental agencies and tax exempt organizations not subject to the tax on unrelated business income). Any portion of a REIT dividend paid to foreign stockholders that is allocable to excess inclusion income will not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income.
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
     Currently, we originate both chattel, or home-only, loans and loans collateralized by both the manufactured house and real property, or land-home loans, in 43 states. We also currently conduct servicing operations in 47 states. Most states where we operate require that we comply with a complex set of laws and regulations. These laws, which include installment sales laws, consumer lending laws, mortgage lending laws and mortgage servicing laws, differ from state to state, making uniform operations difficult. Most states periodically conduct examinations of our contracts and loans for compliance with state laws. In addition to state laws regulating our business, our consumer lending and servicing activities are subject to numerous federal laws and the rules and regulations promulgated there-under.
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
The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate or increase our risk of liability with respect to certain manufactured housing loans and could increase our cost of doing business.
     In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. It is against our policy to engage in predatory lending practices and we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations. These laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for our loans in the secondary market, making it difficult to fund, sell or securitize our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.
We may be subject to fines, judgments or other penalties based upon the conduct of third parties with whom we do business.
     The majority of our business consists of purchasing from retailers retail installment sales contracts for the sale of a manufactured house. These contracts are subject to the Federal Trade Commission’s “Holder Rule,” which makes us subject generally to the same claims and defenses that a consumer might have against the retailer that sold the consumer his or her manufactured house up to the value of the payments made by the consumer. Increasingly federal and state agencies, as well as private plaintiffs, have sought to impose third-party or assignee liability on purchasers or originators of loans even where the Holder Rule and similar laws do not specifically apply. We attempt to mitigate our risk for this liability by ending our relationships with retailers whose practices we believe may put us at risk and limiting our retailer network to retailers that have the ability to indemnify us against these types of claims. Although we routinely seek indemnification from retailers in these situations, there is no assurance that we will not be liable for these types of claims or that the retailer will indemnify us if we are held liable.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
     Our executive offices are located in approximately 25,000 square feet of leased space at 27777 Franklin Road, Suite 1700 and Suite 1640, Southfield, Michigan 48034. The lease, which terminates on August 31, 2011, provides for monthly rent of approximately $47,000. Certain of our officers and directors own interests in the company from which we lease our executive offices.
     We also lease office space for our offices in other locations. We currently have a lease expiring in October 2007 for approximately 3,750 square feet of office space in Duluth, Georgia with a current monthly rent of approximately $5,000; a lease expiring July 2009 for approximately 3,800 square feet of office space in Glen Allen, Virginia with a current monthly rent of approximately $6,000; and a lease expiring in June 2012 for approximately 42,000 square feet of office space in Fort Worth, Texas with a current monthly rent of approximately $30,000.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our common stock has been listed on the Nasdaq National Market (“Nasdaq”) since May 5, 2004 under the symbol “ORGN.” On March 1, 2007, the closing sales price of our common stock was $5.88 per share and the common stock was held by approximately 73 holders of record. The following table presents the per share high and low prices of our common stock for the periods indicated as reported by the Nasdaq National Market. The stock prices reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2005
First quarter	$8.75	$6.65
Second quarter	$7.64	$6.58
Third quarter	$8.24	$6.69
Fourth quarter	$7.66	$6.37
Fiscal Year Ended December 31, 2006
First quarter	$7.24	$5.95
Second quarter	$6.79	$5.74
Third quarter	$6.48	$5.61
Fourth quarter	$6.99	$5.27
     The following table presents the distributions per common share that were paid with respect to each quarter for 2005 and 2006.

Distribution
per share
Fiscal Year Ended December 31, 2005
First quarter	$0.06
Second quarter	$0.06
Third quarter	$0.06
Fourth quarter	$—
Fiscal Year Ended December 31, 2006
First quarter	$0.03
Second quarter	$0.03
Third quarter	$0.03
Fourth quarter	$0.04 *

*	Declared on March 1, 2007 and payable to holders of record as of March 26, 2007. Payment is planned for April 2, 2007.
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
     In the future, our Board of Directors may elect to adopt a dividend reinvestment plan.

Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	Outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by shareholders	243,500	$10.00	275,987
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	243,500	$10.00	275,987

Stockholder Return Performance Presentation
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the Nasdaq National Market (NASDAQ) and the SNL Finance REITs Index for the period beginning on May 5, 2004 (the date of our initial public offering) and ending on December 31, 2006. This line graph assumes a $100 investment on May 5, 2004, a reinvestment of dividends and actual decrease of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the applicable SEC regulations and are not intended to forecast or be indicative of possible future performance of our common stock.

	Period Ending
Index	05/05/04	12/31/04	12/31/05	12/31/06

Origen Financial, Inc.	100.00	97.60	95.84	93.62
NASDAQ Composite	100.00	111.97	114.41	126.29
SNL Finance REITs Index	100.00	127.38	101.92	129.10

ITEM 6. SELECTED FINANCIAL DATA

	Origen Financial, Inc.				Origen Financial L.L.C. (4)
				Period from
				October 8	Period from
	Year Ended	Year Ended	Year Ended	through	January 1	Year Ended
	December 31,	December 31,	December 31,	December 31,	through October	December 31,
	2006	2005	2004	2003 (1)	7, 2003	2002
Operating Statement Data:
Interest income on loans	$74,295	$59,391	$42,479	$7,339	$16,398	$9,963
Gain on sale and securitization of loans	—	—	—	—	28	2,719
Servicing and other revenues	17,787	14,651	11,184	2,880	7,329	7,703

Total revenue	92,082	74,042	53,663	10,219	23,755	20,385

Interest expense	43,498	28,468	15,020	2,408	11,418	5,935
Provisions for loan loss, recourse liability and write down of residual interests	7,069	13,633	10,210	768	9,849	18,176
Distribution of preferred interest	—	—	—	—	1,662	—
Other operating expenses	34,566	34,600	31,399	5,546	24,754	25,461

Total expenses	85,133	76,701	56,629	8,722	47,683	49,572

Income (loss) before income taxes and cumulative effect of change in accounting principle	6,949	(2,659)	(2,966)	1,497	(23,928)	(29,187)
Provision for income taxes(2)	24	—	—	—	—	—
Cumulative effect of change in accounting principle	46	—	—	—	—	—

Net income (loss)	$6,971	$(2,659)	$(2,966)	$1,497	$(23,928)	$(29,187)

Earning (loss) per share — Diluted(3)	$0.28	$(0.11)	$(0.14)	$0.10	$—	$—
Distributions paid per share	$0.09	$0.22	$0.35	0.098	—	—
Balance Sheet Data:
Loans receivable, net of allowance for losses	$950,226	$768,410	$563,268	$368,040	$279,300	$173,764
Servicing rights	2,508	3,103	4,097	5,131	5,892	7,327
Retained interests in loan securitizations	—	—	724	749	785	5,833
Goodwill	32,277	32,277	32,277	32,277	18,332	18,332
Cash and other assets	88,056	89,213	82,181	37,876	22,894	22,492

Total assets	$1,073,067	$893,003	$682,547	$444,073	$327,203	$227,748

Total debt	842,300	669,708	455,914	277,441	273,186	196,031
Preferred interest in subsidiary	—	—	—	—	45,617	—
Other liabilities	26,303	23,344	23,167	24,312	22,345	21,413
Members’/Stockholders’ Equity/Capital	204,464	199,951	203,466	142,320	(13,945)	10,304
Other Information
Cash Flow Data: (provided by/(used in))
From operating activities	$16,287	$18,167	$8,606	$(8,841)	$(7,642)	$115,251
From investing activities	(193,265)	(229,183)	(245,125)	(85,665)	(112,547)	(188,277)
From financing activities	171,238	210,030	238,886	100,254	121,110	73,032
Selected Ratios
Return on average assets	0.70%	(0.33)%	(0.52)%	1.43%	(8.52)%	(18.79)%
Return on average equity	3.45%	(1.29)%	(1.56)%	4.21%	(1352.96)%	(91.29)%
Average equity to average assets	20.29%	25.63%	33.03%	33.91%	0.63%	20.58%

(1)	Origen Financial, Inc. began operations on October 8, 2003 as a REIT with Origen Financial L.L.C. as a wholly-owned subsidiary.

(2)	As a REIT, Origen Financial, Inc. is not required to pay federal corporate income taxes on its net income that is currently distributed to its stockholders. As a limited liability company, Origen Financial L.L.C. does not incur income taxes.

(3)	As a limited liability company, Origen Financial L.L.C. did not report earnings per share.

(4)	Origen Financial L.L.C. is our predecessor for accounting purposes. However, we believe that its business, financial statements and results of operations are quantitatively different from ours. Its results of operations reflect capital constraints and corporate and business strategies, including commercial mortgage loan origination and servicing, which are different than ours. We also have elected to be taxed as a REIT. Accordingly, we believe the historical financial results of Origen Financial L.L.C. are not indicative of our future performance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto.
     Management’s discussion and analysis of financial condition and results of operations and liquidity and capital resources contained within this Form 10-K is more clearly understood when read in conjunction with our historical financial statements and the related notes. The notes to the financial statements provide information about us, as well as the basis for presentation used in this Form 10-K.
Overview
     In October 2003, we began operations upon the acquisition of all of the equity interests of Origen Financial L.L.C. We also took steps to qualify Origen Financial, Inc. as a REIT. In the second quarter of 2004, we completed the initial public offering of our common stock. Currently, most of our operations are conducted through Origen Financial L.L.C., our wholly-owned subsidiary. We conduct the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.
     In June 2006, Moody’s Investors Service assigned Origen Servicing, Inc. a rating of SQ2- as a Primary Servicer of manufactured housing loans. Origen Servicing, Inc. is a wholly owned subsidiary of Origen Financial, L.L.C. Moody’s rating is based on our above average collection ability and average financial stability.
     In August 2006, we completed our Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2006-A transaction. In this securitization, a special-purpose subsidiary issued approximately $200.6 million in asset-backed certificates secured by manufactured housing contracts with two separate floating rate classes of AAA rated bonds. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation.
     Despite difficult industry conditions, including the inverted yield curve and another decline in manufactured housing shipments, we experienced a 5.5% increase in loan origination volume in 2006 as compared to 2005. Our portfolio performance, as measured by delinquencies, continued to improve as loans 60 or more days delinquent decreased from 1.3% of the loan portfolio at December 31, 2005 to 0.9% at December 31, 2006. Additionally, we have experienced improvements in recovery rates on the re-marketing of repossessed or foreclosed assets. The execution of our securitizations has continued to improve, as we have seen overcollateralization levels in our securitizations fall from 18.0% for our 2004-A securitization to 10.5% for our 2006-A securitization. However, rising interest rates, the flattening yield curve and competition have prevented us from raising rates on our loans originated and as a result we have seen decreases in our interest rate margin.
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

Securitizations Structured as Financings
     We engage in securitizations of our manufactured housing loan receivables. We have structured all loan securitizations occurring since 2003 as financings for accounting purposes under Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” In the future, we intend to continue to structure and account for our securitizations as financings. When a loan securitization is structured as a financing, the financed asset remains on our books along with the recorded liability that evidences the financing, typically bonds. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An appropriate allowance for credit losses is maintained on the loans. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.
Loans Receivable
     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. All loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are described below. Interest on loans is credited to income when earned. Loans receivable include accrued interest and are presented net of deferred loan origination fees and costs and an allowance for estimated loan losses.
Allowance for Loan Losses
     Determining an appropriate allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” provides guidance on accounting for loan losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Our loan portfolio is comprised of manufactured housing loans with an average loan balance of less than $50,000. The allowance for loan losses is developed at the portfolio level and the amount of the allowance is determined by establishing a calculated range of probable losses. A lower range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and greater than 90 days delinquent). An upper range of probable losses is calculated by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” states that a creditor should recognize the amount that is the best estimate within the estimated range of loan losses. Accordingly, the determination of an amount within the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.
Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     We account for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans,” as well as the AICPA’s Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $29.6 million and $3.6 million, respectively, at December 31, 2006 and $35.1 million and $3.8 million, respectively, at December 31, 2005, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheet.

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
Derivative Financial Instruments
     We have periodically used derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to mitigate interest rate risk related to our loans receivable and anticipated securitizations. We follow the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” (as amended by Statement of Financial Accounting Standards No. 149). All derivatives are recorded on the balance sheet at fair value. On the date a derivative contract is entered into, we designate the derivative as a hedge of either a forecasted transaction or the variability of cash flow to be paid (“cash flow” hedge). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Any ineffectiveness is recorded in current earnings.
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

Share-Based Compensation
     In connection with our formation, we adopted an equity incentive plan. We adopted the provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS 123(R)”), “Share-Based Payment,” on January 1, 2006, using the modified-prospective transition method, in order to account for our equity incentive plan. In connection with the adoption of SFAS 123(R) we recorded a cumulative effect of a change in accounting principle in the amount of $46,000 to reflect the change in accounting for forfeitures. Results for prior periods have not been restated. SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under this pronouncement, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The fair value of each option granted would be determined using a binomial option-pricing model based on assumptions related to annualized dividend yield, stock price volatility, risk free rate of return and expected average term. Prior to January 1, 2006, as permitted under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, we chose to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of our common stock at the date of grant exceeds the stock option exercise price. All options we granted prior to the adoption of SFAS 123(R) were granted at a fixed price not less than the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense, prior to the adoption of SFAS No. 123(R).
Goodwill Impairment
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
Income Taxes
     We have elected to be taxed as a REIT as defined under Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT taxable net income to its stockholders.
     Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status.
     We have received a legal opinion to the effect that based on various assumptions and qualifications set forth in the opinion, Origen Financial, Inc. has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code for its taxable years ended December, 31, 2006, 2005 and 2004. There is no assurance that the Internal Revenue Service will not decide differently from the views expressed in counsel’s opinion and such opinion represents only the best judgment of counsel and is not binding on the Internal Revenue Service or the courts.

     As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries, if any, is subject to federal and state income taxes. An income tax allocation is required to be estimated on our taxable income generated by our taxable REIT subsidiaries. Deferred tax components arise based upon temporary differences between the book and tax basis of items such as the allowance for loan losses, accumulated depreciation, share-based compensation and goodwill.
Financial Condition
December 31, 2006 Compared to December 31, 2005
     At December 31, 2006 and 2005 we held loans representing approximately $956.6 million and $781.7 million of principal balances, respectively. Net loans outstanding constituted over 88% and 86% of our total assets at December 31, 2006 and 2005, respectively. Approximately $215.3 million of the loans on our balance sheet at December 31, 2006 were included in our August 2006 securitization, and will continue to be carried on our balance sheet as the securitization transaction was structured as a financing. To the extent loans on our balance sheet are eligible on an individual basis and not already included in our securitized pools, we plan to securitize such loans and issue asset-backed bonds through periodic transactions in the asset-backed securitization market. The timing of any securitization will depend on prevailing market conditions and the availability of sufficient total loan balances to constitute an efficient transaction.
     New loan originations for the year ended December 31, 2006 increased 5.5% to $282.7 million compared to $268.0 million for the year ended December 31, 2005. The increase was primarily due to our focus on customer service and the use of technology to deliver our products and services. We additionally processed $49.6 million and $32.0 million in loans originated under third-party origination agreements for the years ended December 31, 2006 and 2005, respectively.
     During the year ended December 31, 2006, we purchased $4.2 million in loans from Sun Home Services, Inc., a subsidiary of Sun Communities, Inc. (“Sun Communities”). The purchase price approximated fair value. An affiliate of Sun Communities owns approximately 19% of our outstanding common stock. We did not purchase any loans from Sun Communities or its affiliates during the year ended December 31, 2005.
     The carrying amount of loans receivable consisted of the following at December 31 (in thousands):

	2006	2005
Manufactured housing loans — securitized	$825,811	$695,701
Manufactured housing loans — unsecuritized	130,828	85,949
Accrued interest receivable	4,840	4,078
Deferred loan origination costs (fees)	1,271	(2,100)
Discount on purchased loans	(3,155)	(4,773)
Allowance for purchased loans	(913)	(428)
Allowance for loan losses	(8,456)	(10,017)

	$950,226	$768,410

     The following table sets forth the average individual loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2006	2005
Number of loans receivable	20,300	17,277
Average loan balance	$47	$45
Weighted average loan coupon (a)	9.50%	9.56%
Weighted average initial term	20 years	20 years

(a)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan, but accounted for as a financing.
     Delinquency statistics for the loan receivable portfolio at December 31 are as follows (dollars in thousands):

	2006			2005
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31— 60	248	$9,354	1.0%	215	$8,182	1.0%
61— 90	86	3,159	0.3%	68	2,561	0.3%
Greater than 90	131	5,416	0.6%	192	7,480	1.0%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. The average balance of non-performing loans was $5.7 million for the year ended December 31, 2006 compared to $6.9 million for the year ended December 31, 2005, a decrease of $1.2 million, or 17.4%. Non-performing loans as a percentage of average outstanding principal balance were 0.6% for the year ended December 31, 2006 compared to 1.1% for the year ended December 31, 2005.
     The improvement in our asset quality statistics for the year ended December 31, 2006 compared to the year ended December 31, 2005 reflects our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Lower levels of non-performing assets and net charge-offs should have a positive effect on future earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.
     At December 31, 2006 we held 145 repossessed houses owned by us compared to 162 houses at December 31, 2005, a decrease of 17 houses, or 10.5%. The book value of these houses, including repossession expenses, based on the lower of cost or market value, was approximately $3.0 million at December 31, 2006 compared to $3.5 million at December 31, 2005, a decrease of $0.5 million, or 14.3%.
     The allowance for loan losses decreased $1.5 million to $8.5 million at December 31, 2006 from $10.0 million at December 31, 2005. Despite the 24.9% increase in the gross loans receivable balance, net of loans accounted for under SOP 03-3 the allowance for loan losses decreased 15.0% due to improvements in delinquency rates and net charge-offs. Loans delinquent over 60 days decreased $1.4 million or 14.0% from $10.0 million at December 31, 2005 to $8.6 million at December 31, 2006. The allowance for loan losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 0.92% at December 31, 2006 compared to approximately 1.35% at December 31, 2005. Net charge-offs were $8.6 million and $10.0 million for the years ended December 31, 2006 and 2005, respectively.
     Changes to our underwriting practices, processes, credit scoring models, systems and servicing techniques beginning in 2002 have resulted in demonstrably superior performance by loans originated in and subsequent to 2002 as compared to loans originated by our predecessors prior to 2002. The pre-2002 loans, despite representing a diminishing percentage of our owned loan portfolio, have had a disproportionate negative impact on our financial performance.

     The following tables indicate the impact of such legacy loans:
Loan Pool Unpaid Principal Balance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
At December 31, 2006
Dollars	$46,612	$915,329
Percentage of total	4.8%	95.2%

At December 31, 2005
Dollars	$56,622	$732,033
Percentage of total	7.2%	92.8%
Static Pool Performance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
2006
Dollars defaulted	$5,382	$13,216
Net recovery percentage	36.7%	48.1%
Net losses	$3,977	$7,042

2005
Dollars defaulted	$8,752	$12,272
Net recovery percentage	39.9%	49.4%
Net losses	$6,707	$5,312

2004
Dollars defaulted	$11,848	$8,940
Net recovery percentage	37.8%	49.2%
Net losses	$12,242	$4,004

(1)	Includes owned portfolio, repossessed inventory and loans sold with recourse.
     While representing less than 5% of the owned loan portfolio at December 31, 2006, the pre-2002 loans accounted for almost 29% of the defaults and 36% of the losses during 2006. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. Management believes that as these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.
     Through our wholly-owned subsidiary, Origen Servicing, Inc., we provide loan servicing for manufactured housing loans that we and our predecessors have originated or purchased, and for loans originated by third parties. As of December 31, 2006 we serviced approximately $1.6 billion of loans, consisting of approximately $647.2 million of loans serviced for others, as compared to approximately $1.5 billion of loans, consisting of approximately $731.3 million of loans serviced for others, as of December 31, 2005. Included in the loans serviced for others were $127.9 million and $150.3 million of loans as of December 31, 2006 and 2005, respectively, which we or our predecessors originated and subsequently sold in two pre-2003 securitization transactions. As part of our contractual services, certain of our servicing contracts require us to advance uncollected principal and interest payments at a prescribed cut-off date each month to an appointed trustee on behalf of the investors in the loans. We are reimbursed by the trust in the event such delinquent principal and interest payments remain uncollected during the next reporting period. Also, as part of the servicing function, in order to protect the value of the housing asset underlying the loan, we are required to advance certain expenses such as taxes, insurance costs and costs related to the foreclosure or repossession process as necessary. Such expenditures are reported to the appropriate trustee for reimbursement. At December 31, 2006, we had servicing advances outstanding of approximately $7.7 million compared to $9.0 million at December 31, 2005, a decrease of 14.4%.
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. No impairment of goodwill was recorded during the year ended December 31, 2006.

     Bonds outstanding, relating to securitized financings utilizing asset-backed structures, totaled $685.0 million and $578.5 million at December 31, 2006 and 2005, respectively. These bonds relate to five securitized transactions: Origen 2004-A, issued in February 2004, Origen 2004-B, issued in September 2004, Origen 2005-A, issued in May 2005, Origen 2005-B, issued in December 2005 and Origen 2006-A, issued in August 2006. Bonds outstanding for each securitized transaction were as follows at December 31 (in thousands):

	Original
	Issuance	2006	2005
Origen 2004 — A	$200,000	$113,408	$138,257
Origen 2004 — B	169,000	114,443	136,229
Origen 2005 — A	165,300	128,668	150,471
Origen 2005 — B	156,187	137,454	153,546
Origen 2006 — A	200,646	191,040	—

		$685,013	$578,503

     At December 31, 2006 our total borrowings under our warehouse financing facility with Citigroup Global Markets Realty Corporation (“Citigroup”) were $131.5 million compared to $65.4 million at December 31, 2005. We use the Citigroup facility to fund loans we originate or purchase until such time as they can be included in one of our securitization transactions. We used the proceeds of our August 2006 securitization to reduce borrowings outstanding on the Citigroup facility.
     We currently have a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility we can borrow up to $4.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon our collection of monthly payments made by borrowers on such manufactured housing loans. The outstanding balance on the facility was approximately $2.2 million at both December 31, 2006 and 2005. The expiration date of the facility is December 31, 2007.
     Stockholders’ equity was $204.5 million and $200.0 million at December 31, 2006 and 2005, respectively. We had net income of $7.0 million and declared and paid distributions of $2.3 million during the year ended December 31, 2006.
Results of Operations for the Years Ended December 31, 2006 and December 31, 2005
     Loan originations increased $14.7 million, or 5.5% to $282.7 million from $268.0 million for the years ended December 31, 2006 and 2005, respectively. We additionally processed $49.6 million and $32.0 million in loans originated under third — party origination agreements during the years ended December 31, 2006 and 2005, respectively. Chattel loans comprised approximately 91% and 97% of loans originated during the years ended December 31, 2006 and 2005, respectively. The other loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.
     Interest income on loans increased $14.5 million, from $55.2 million to $69.7 million, or 26.3%. This increase in interest income resulted primarily from an increase in the average outstanding balance of manufactured housing loan receivables of $184.7 million from $667.1 million to $851.8 million, or 27.7%. The increase in the average receivable balance was partially offset by a decrease in the average yield on the portfolio from 8.3% to 8.2%. The decrease in the yield on the portfolio was due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest income on other interest earning assets increased from $4.2 million to $4.6 million. The increase was primarily the result of an increase of in the average yield on interest earning assets other than manufactured housing loans and investment securities from 2.9% to 5.1%.

     Interest expense increased $15.0 million, or 52.6%, to $43.5 million from $28.5 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding increased $184.9 million to $752.4 million compared to $567.5 million, or 32.6%. The average interest rate on total debt outstanding increased from 5.0% to 5.8%. The higher average interest rate for the year ended December 31, 2006 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$851,758	$69,702	8.18%	$667,089	$55,164	8.27%
Investment securities	41,291	3,750	9.08%	40,442	3,761	9.30%
Other	16,609	843	5.08%	16,029	466	2.91%

Total	$909,658	$74,295	8.17%	$723,560	$59,391	8.21%

Interest bearing liabilities (2):
Loan funding facilities	$728,331	$42,058	5.77%	$544,002	$27,465	5.05%
Repurchase agreements	23,582	1,398	5.93%	22,793	950	4.17%
Notes payable — servicing advance	447	42	9.40%	710	53	7.46%

Total	$752,360	$43,498	5.78%	$567,505	$28,468	5.02%

Net interest income and interest rate spread		$30,797	2.39%		$30,923	3.19%

Net yield on average interest earning assets (3)			3.39%			4.27%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Amount is calculated as net interest income divided by total average interest earning assets.
     The following table sets forth the changes in the components of net interest income for the year ended December 31, 2006 compared to the year ended December 31, 2005 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$15,271	$(733)	$14,538
Investment securities	79	(90)	(11)
Other	17	360	377

Total interest income	$15,367	$(463)	$14,904

Interest bearing liabilities:
Loan funding facilities	$9,306	$5,287	$14,593
Repurchase agreements	33	415	448
Notes payable — servicing advances	(20)	9	(11)

Total interest expense	$9,319	$5,711	$15,030

Decrease in net interest income			$(126)

     Monthly provisions are made to the allowance for general loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The provision for loan losses decreased 44.1% to $7.1 million from $12.7 million. The provision for the year ended December 31, 2005 included approximately $3.5 million related to the effects of Hurricane Katrina and Hurricane Rita and approximately $0.8 million of losses related to the charge-off of loans repurchased from Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”) under a previous repurchase agreement. Net charge-offs were $8.6 million for the year ended December 31, 2006 compared to $10.0 million for the year ended December 31, 2005. As a percentage of average outstanding principal balance total net charge-offs decreased to 1.0% compared to 1.5%.
     An impairment of $0.5 million and $0.4 million in the carrying value of a previously purchased loan pool was recognized during the years ended December 31, 2006 and 2005, respectively, as a result of changes in projected cash flows.

     Non-interest income for the year ended December 31, 2006 totaled $17.8 million as compared to $14.7 million for 2005, an increase of 21.1%. The primary components of non-interest income are fees and other income from loan servicing and insurance operations. The increase in non-interest income is primarily due to the increase in the average serviced loan portfolio on which servicing fees are collected from $1.4 billion to $1.6 billion.
     Total non-interest expense for the year ended December 31, 2006 was $34.1 million as compared to $35.1 million for 2005. Following is a discussion of the decrease of $1.0 million, or 2.8%.
     Personnel expenses increased approximately $1.2 million, or 5.3%, to $23.8 million compared to $22.6 million. The increase is primarily the result of a $0.9 million increase in salaries and temporary office staffing expenses, a $0.9 million increase in annual performance bonuses and incentives and a $0.2 million increase in health insurance expenses, offset by a decrease of $0.8 million in share-based compensation expenses.
     Loan origination and servicing expenses amounted to approximately $1.6 million for both the year ended December 31, 2006 and 2005.
     Write-down of residual interest decreased from $0.7 million to zero. Securitized loan transactions completed during years 2002 and 2001 were structured as loan sales for accounting purposes. As a result, our predecessor companies recorded an asset representing their residual interests in the loans at the time of sale, based on the discounted values of the projected cash flows over the expected life of the loans sold. During the year ended December 31, 2005, we wrote-off our remaining $0.7 million residual interest in the 2002-A securitization as a result of the effects of Hurricane Katrina and Hurricane Rita. Since 2002, neither we nor our predecessor has structured a securitization transaction as a sale for accounting purposes, nor is it our intention to do so in the future. There were no write-downs of residual interests during the year ended December 31, 2006. As of December 31, 2006 and 2005 we had no retained interests in loan securitizations remaining on our consolidated balance sheet.
     During the year ended December 31, 2005 we incurred a loss of $0.8 million as a result of our buy-out of our recourse obligation with Vanderbilt.
     As a national loan originator and servicer of manufactured housing loans, we are required to be licensed in all states in which we conduct business. Accordingly, we are subject to taxation by the states in which we conduct business. Depending on the individual state, taxes may be based on proportioned revenue, net income, capital base or asset base. During the year ended December 31, 2006 we incurred state taxes of $0.3 million as compared to $0.4 million during the year ended December 31, 2005.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased $0.6 million, or 6.7%, from $8.9 million to $8.3 million. Professional fees decreased by $0.3 million, or 15.8% from $1.9 million to $1.6 million. Occupancy and equipment, office expense and telephone expense increased a total of $0.5 million, or 11.1%, from $4.5 million to $5.0 million. Travel and entertainment expense was $1.4 million during both 2006 and 2005. Miscellaneous expenses were $0.3 million and $1.1 million during the years ended December 31, 2006 and 2005, respectively.
     Income tax expenses for the year ended December 31, 2006 were approximately $24,000. There were no income tax expenses for the year ended December 31, 2005.
Results of Operations for the Years Ended December 31, 2005 and December 31, 2004
     Loan originations increased $25.0 million, or 10.3% to $268.0 million from $243.0 million for the years ended December 31, 2005 and 2004, respectively. We additionally processed $32.0 million and $9.9 million in loans originated under third — party origination agreements during the years ended December 31, 2005 and 2004, respectively. Chattel loans comprised approximately 97% of loans originated in both 2005 and 2004. The balance of loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.

     Interest income on loans increased $15.3 million, from $39.9 million to $55.2 million, or 38.3%. This increase in interest income resulted primarily from an increase in the average outstanding balance of manufactured housing loans receivable of $202.5 million from $464.6 million to $667.1 million, or 43.6%. The increase in the average receivable balance was partially offset by a decrease in the average yield on the portfolio from 8.6% to 8.3%. The decrease in the yield on the portfolio was due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest income on other interest earning assets increased from $2.6 million to $4.2 million. The increase was primarily the result of an increase of $1.4 million in interest income on asset-back security investments, which are collateralized by manufactured housing loans. Investments in such securities amounted to $41.9 million and $37.6 million at December 31, 2005 and 2004, respectively.
     Interest expense increased $13.5 million, or 90.0%, to $28.5 million from $15.0 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding increased $204.9 million to $567.5 million compared to $362.6 million, or 56.5%. The average interest rate on total debt outstanding increased from 4.1% to 5.0%. The higher average interest rate for the year ended December 31, 2005 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$667,089	$55,164	8.27%	$464,578	$39,862	8.58%
Investment securities	40,442	3,761	9.30%	28,109	2,397	8.53%
Other	16,029	466	2.91%	18,855	220	1.17%

Total	$723,560	$59,391	8.21%	$511,542	$42,479	8.30%

Interest bearing liabilities (2):
Loan funding facilities	$544,002	$27,465	5.05%	$344,502	$14,582	4.23%
Repurchase agreements	22,793	950	4.17%	17,573	399	2.27%
Notes payable — servicing advance	710	53	7.46%	553	39	7.05%

Total	$567,505	$28,468	5.02%	$362,628	$15,020	4.14%

Net interest income and interest rate spread		$30,923	3.19%		$27,459	4.16%

Net yield on average interest earning assets (3)			4.27%			5.37%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Amount is calculated as net interest income divided by total average interest earning assets.
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

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$17,376	$(2,074)	$15,302
Investment securities	1,052	312	1,364
Other	(33)	279	246

Total interest income	$18,395	$(1,483)	$16,912

Interest bearing liabilities:
Loan funding facilities	$8,444	$4,439	$12,883
Repurchase agreements	119	432	551
Notes payable — servicing advances	11	3	14

Total interest expense	$8,574	$4,874	$13,448

Increase in net interest income			$3,464

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
     Non-interest income for the year ended December 31, 2005 totaled $14.7 million as compared to $11.2 million for year 2004, an increase of 31.3%. The primary components of non-interest income are fees and other income from loan servicing and insurance operations. Loan servicing fees comprised approximately 94% of non-interest income in 2005 and approximately 83% in 2004, reflecting the overall increase in the serviced loan portfolio. The average serviced loan portfolio on which servicing fees are collected increased approximately 7.7%, from $1.3 billion to $1.4 billion.
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
     Loan origination and servicing expenses increased $0.2 million, or 14.3% from $1.4 million to $1.6 million. The increase is directly related to an increase in loan originations from $243.0 million to $268.0 million, and an increase in the average servicing portfolio from $1.3 billion to $1.4 billion for the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to increased market share resulting from our focus on customer service and the use of technology to deliver our products and services.
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

     As a national loan originator and servicer of manufactured housing loans, we are required to be licensed in all states in which we conduct business. Accordingly, we are subject to taxation by the states in which we conduct business. Depending on the individual state, taxes may be based on proportioned revenue, net income, capital base or asset base. During the year ended December 31, 2005 we incurred state taxes of $0.4 million as compared to $0.3 million during the year ended December 31, 2004.
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
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At December 31, 2006 we had approximately $2.6 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the year ended December 31, 2006, totaled $16.0 million versus $18.2 million for the year ended December 31, 2005. Cash used in investing activities was $193.0 million for the year ended December 31, 2006 versus $229.2 million for the year ended December 31, 2005. Cash used to originate and purchase loans decreased 6.0%, or $18.4 million, to $288.4 million for the year ended December 31, 2006 compared to $306.8 million for the year ended December 31, 2005. Principal collections on loans totaled $86.6 million for the year ended December 31, 2006 as compared to $75.6 million for the year ended December 31, 2005, an increase of $11.0 million, or 14.6%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $851.8 million for the year ended December 31, 2006 compared to $667.1 million for the year ended December 31, 2005, in addition to improved credit quality and decreased delinquency as a percentage of outstanding loan receivable balance.
     The primary source of cash during the year ended December 31, 2006 was our 2006-A securitized financing transaction completed in August 2006. We securitized approximately $224.2 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $200.6 million. Approximately $199.2 million of proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse financing facility.
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

     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in July 2006, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by certain of our residual interests in our securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $131.5 million and $65.4 million at December 31, 2006 and 2005, respectively. It is anticipated that the facility will be renewed on terms no less favorable than the current terms.
     Additionally, we have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of our residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at both December 31, 2006 and 2005.
     Under the terms of our revolving credit facility with JPMorgan Chase Bank, N.A. we may borrow up to $4.0 million to fund required principal and interest advances on manufactured housing loans that we service for outside investors. Borrowings under the facility are repaid when we collect monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, we have granted JPMorgan Chase Bank, N.A. a security interest in substantially all our assets excluding securitized assets. The expiration date of the facility is December 31, 2007. The outstanding balance on the facility was approximately $2.2 million at both December 31, 2006 and 2005.
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

     In addition to borrowings under our credit facilities and issuances of securitized notes, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2006 (in thousands):

		Less than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter
Notes payable — Citigroup (1)	$131,520	$98,640	$32,880	$—	$—
Notes payable — 2004-A securitization (2)	113,408	23,290	25,504	19,079	45,535
Notes payable — 2004-B securitization (3)	114,443	23,725	29,109	19,698	41,911
Notes payable — 2005-A securitization (4)	128,668	24,332	34,655	21,311	48,370
Notes payable — 2005-B securitization (5)	137,454	21,177	37,133	22,626	56,518
Notes payable — 2006-A securitization (6)	191,040	25,825	44,846	34,395	85,974
Repurchase agreement (7)	23,582	23,582	—	—	—
Notes payable — servicing advances (8)	2,185	2,185	—	—	—
Operating leases	5,248	1,118	2,154	1,779	197

Total contractual obligations	$847,548	$243,874	$206,281	$118,888	$278,505

(1)	Origen Financial L.L.C. and Origen Securitization Company, LLC, one of our special purpose entity subsidiaries, are borrowers under the short-term securitization facility with Citigroup.

(2)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-A, is the issuer of the notes payable under the 2004-A securitization.

(3)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-B, is the issuer of the notes payable under the 2004-B securitization.

(4)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-A, is the issuer of the notes payable under the 2005-A securitization.

(5)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-B, is the issuer of the notes payable under the 2005-B securitization.

(6)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2006-A, is the issuer of the notes payable under the 2006-A securitization.

(7)	Origen Financial L.L.C. is the borrower under the Citigroup repurchase agreement.

(8)	Origen Financial L.L.C. is the borrower under the servicing advance facility with JPMorgan Chase Bank, N.A.
     We need cash to pay interest expense on our securitized bonds and credit facilities. We expect the total interest expense to be in excess of $43.8 million during the twelve months ending December 31, 2007.
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
     The outstanding balance of our variable rate debt, under which we paid interest at various LIBOR rates plus a spread, totaled $348.3 million and $91.2 million at December 31, 2006 and 2005, respectively. If LIBOR increased or decreased by 1.0% during the years ended December 31, 2006 and 2005, we believe our interest expense would have increased or decreased by approximately $2.1 million and $1.6 million, respectively, based on the $213.8 million and $155.0 million average balance outstanding under our variable rate debt facilities for the years ended December 31, 2006 and 2005, respectively. We had no variable rate interest earning assets outstanding during the years ended December 31, 2006 or 2005.
     The following table shows the contractual maturity dates of our assets and liabilities at December 31, 2006. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$2,566	$—	$—	$—	$2,566
Restricted cash	15,412	—	—	—	15,412
Investments	—	—	—	41,538	41,538
Loans receivable, net	29,835	89,045	376,917	454,429	950,226
Servicing advances	4,903	2,838	—	—	7,741
Servicing rights	91	274	1,048	1,095	2,508
Furniture, fixtures and equipment, net	281	878	2,354	—	3,513
Repossessed houses	1,523	1,523	—	—	3,046
Goodwill	—	—	—	32,277	32,277
Other assets	4,687	3,163	2,576	3,814	14,240

Total assets	$59,298	$97,721	$382,895	$533,153	$1,073,067

Liabilities and Stockholders’ Equity
Warehouse financing	$24,660	$73,980	$32,880	$—	$131,520
Securitization financing	30,139	88,210	288,356	278,308	685,013
Repurchase agreements	23,582	—	—	—	23,582
Notes payable — servicing advances	2,185	—	—	—	2,185
Other liabilities	21,301	767	—	4,235	26,303

Total liabilities	101,867	162,957	321,236	282,543	868,603

Preferred stock	—	—	—	125	125
Common stock	—	—	—	259	259
Additional paid-in-capital	—	—	—	219,759	219,759
Accumulated other comprehensive loss	21	(44)	232	(834)	(625)
Distributions in excess of earnings	—	—	—	(15,054)	(15,054)

Total stockholders’ equity	21	(44)	232	204,255	204,464

Total liabilities and stockholders’ equity	$101,888	$162,913	$321,468	$486,798	$1,073,067

Interest sensitivity gap	$(42,590)	$(65,192)	$61,427	$46,355
Cumulative interest sensitivity gap	$(42,590)	$(107,782)	$(46,355)	—
Cumulative interest sensitivity gap to total assets	(3.97)%	(10.04)%	(4.32)%	—
     We believe the negative effect of a rise in interest rates is reduced by the anticipated securitization of our loans receivable, which in conjunction with our hedging strategies, fixes our cost of funds associated with the loans over the lives of such loans.

     Our hedging strategies use derivative financial instruments, such as interest rate swap contracts, to mitigate interest rate risk and variability in cash flows on our securitizations and anticipated securitizations. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to offset potential increased interest expense and potential variability in cash flows under certain interest rate environments.
     We held five separate open derivative positions at December 31, 2006. All five of these positions were interest rate swaps. One of the positions is an interest rate swap related to our 2006-A securitization which locks in the interest rate on the outstanding balance of the 2006-A variable rate notes at 5.48% for the life of the notes. The outstanding notional balance on this interest rate swap was $193.4 million at December 31, 2006.
     We held three interest rate swaps for the purpose of locking in the interest rate on a portion of our anticipated 2007-A securitization transaction. The agreements fix the interest rate on notional amounts of $30 million, $30 million and $25 million at 5.23%, 5.14% and $4.96%, respectively. Each of the three swaps has a scheduled termination date of September 2016.
     At December 31, 2006 we held one interest rate swap which was not accounted for as a hedge. Under the agreement, at December 31, 2006, we paid one month LIBOR and received a fixed rate of 5.48% on an outstanding notional balance of $1.6 million. The scheduled termination date of this swap agreement is April 2020.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by contractual maturity at December 31, 2006, (dollars in thousands):

	Contractual Maturity
						There-
	2006	2007	2008	2009	2010	after	Total
Interest sensitive assets
Interest bearing deposits	$17,031	$—	$—	$—	$—	$—	$17,031
Average interest rate	5.08%	—	—	—	—	—	5.08%
Investments	—	—	—	—	—	41,538	41,538
Average interest rate	—	—	—	—	—	9.08%	9.08%
Loans receivable, net	118,880	111,919	99,931	87,898	77,169	454,429	950,226
Average interest rate	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%
Derivative asset	121	—	—	—	—	24	145
Average interest rate	4.98%	—	—	—	—	4.98%	4.98%

Total interest sensitive assets	$136,032	$111,919	$99,931	$87,898	$77,169	$495,991	$1,008,940

Interest sensitive liabilities
Warehouse financing	$98,640	$32,880	$—	$—	$—	$—	$131,520
Average interest rate	7.04%	7.04%	—	—	—	—	7.04%
Securitization financing	118,348	97,807	73,440	63,957	53,152	278,309	685,013
Average interest rate	5.52%	5.52%	5.52%	5.52%	5.52%	5.52%	5.52%
Repurchase agreements	23,582	—	—	—	—	—	23,582
Average interest rate	5.93%	—	—	—	—	—	5.93%
Notes payable — servicing advances	2,185	—	—	—	—	—	2,185
Average interest rate	9.40%	—	—	—	—	—	9.40%
Derivative liability	280	—	—	—	—	2,847	3,127
Average interest rate	5.41%	—	—	—	—	5.41%	5.41%

Total interest sensitive liabilities	$243,035	$130,687	$73,440	$63,957	$53,152	$281,156	$845,427

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by our independent registered public accounting firm, Grant Thornton LLP, as stated in their report which appears herein.

Respectfully,
/s/ Ronald A. Klein
Ronald A, Klein, Chief Executive Officer

/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief Financial Officer

March 15, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Origen Financial, Inc.
We have audited the accompanying consolidated balance sheets of Origen Financial, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements for Origen Financial, Inc. are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origen Financial, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America
As discussed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share – Based Payments”, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Origen Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 15, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Origen Financial, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Origen Financial, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Origen Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 15, 2007

Consolidated Balance Sheets
(In thousands, except share data)
As of December 31, 2006 and 2005

	2006	2005
ASSETS
Assets
Cash and cash equivalents	$2,566	$8,307
Restricted cash	15,412	13,635
Investments held to maturity	41,538	41,914
Loans receivable, net of allowance for losses of $8,456 and $10,017, respectively	950,226	768,410
Servicing advances	7,741	8,975
Servicing rights	2,508	3,103
Furniture, fixtures and equipment, net	3,513	3,558
Repossessed houses	3,046	3,493
Goodwill	32,277	32,277
Other assets	14,240	9,331

Total assets	$1,073,067	$893,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$131,520	$65,411
Securitization financing	685,013	578,503
Repurchase agreement	23,582	23,582
Notes payable — servicing advances	2,185	2,212
Other liabilities	26,303	23,344

Total liabilities	868,603	693,052

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at December 31, 2006 and December 31, 2005	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,865,401 and 25,450,726 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	259	255
Additional paid-in-capital	219,759	218,366
Accumulated other comprehensive income (loss)	(625)	907
Distributions in excess of earnings	(15,054)	(19,702)

Total stockholders’ equity	204,464	199,951

Total liabilities and stockholders’ equity	$1,073,067	$893,003

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	For the Year Ended December 31,
	2006	2005	2004
Interest Income
Total interest income	$74,295	$59,391	$42,479
Total interest expense	43,498	28,468	15,020

Net interest income before loan losses and impairment	30,797	30,923	27,459
Provision for loan losses	7,069	12,691	7,053
Impairment of purchased loan pool	485	428	—

Net interest income after loan losses and impairment	23,243	17,804	20,406
Non-interest Income
Servicing income	14,848	12,230	9,766
Origination income	1,413	1,047	179
Insurance commissions	1,216	1,212	1,217
Other	310	162	22

Total non-interest income	17,787	14,651	11,184

Non-interest Expenses
Personnel	23,847	22,550	21,947
Loan origination and servicing	1,619	1,603	1,354
Provision for recourse liability	—	218	3,132
Write down of residual interest	—	724	25
Loss on recourse buyout	—	792	—
State business taxes	292	369	312
Other operating	8,323	8,858	7,786

Total non-interest expense	34,081	35,114	34,556

Net income (loss) before income taxes and cumulative effect of change in accounting principle	6,949	(2,659)	(2,966)
Income tax expense	24	—	—

Net income (loss) before cumulative effect of change in accounting principle	6,925	(2,659)	(2,966)
Cumulative effect of change in accounting principle	46	—	—

NET INCOME (LOSS)	$6,971	$(2,659)	$(2,966)

Weighted average common shares outstanding	25,125,472	24,878,116	21,439,029

Weighted average common shares outstanding, diluted	25,181,654	24,878,116	21,439,029

Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$0.28	$(0.11)	$(0.14)

Diluted	$0.28	$(0.11)	$(0.14)

Earnings (loss) per common share:
Basic	$0.28	$(0.11)	$(0.14)

Diluted	$0.28	$(0.11)	$(0.14)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net income (loss)	$6,971	$(2,659)	$(2,966)

Other comprehensive income:
Net unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(1,587)	2,339	(1,874)
Reclassification adjustment for net realized losses included in net income (loss)	55	375	87

Total other comprehensive income (loss)	(1,532)	2,714	(1,787)

Comprehensive income (loss)	$5,439	$55	$(4,753)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid in	Comprehensive	In Excess	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance January 1, 2004	$—	$152	$142,175	$(20)	$13	$142,320
Issuance of common stock, net	—	96	72,083	—	—	72,179
Issuance of preferred stock, net	125	—	(38)	—	—	87
Issuance of non-vested stock	—	4	(4)	—	—	—
Stock award amortization	—	—	2,115	—	—	2,115
Net loss	—	—	—	—	(2,966)	(2,966)
Other comprehensive loss	—	—	—	(1,787)	—	(1,787)
Cash distribution paid ($0.35)	—	—	—	—	(8,482)	(8,482)

Balance December 31, 2004	$125	$252	$216,331	$(1,807)	$(11,435)	$203,466
Issuance of non-vested stock	—	3	(3)	—	—	—
Retirement of non-vested stock	—	—	(449)	—	—	(449)
Stock award amortization	—	—	2,487	—	—	2,487
Net loss	—	—	—	—	(2,659)	(2,659)
Other comprehensive income	—	—	—	2,714	—	2,714
Cash distribution paid ($0.22)	—	—	—	—	(5,608)	(5,608)

Balance December 31, 2005	$125	$255	$218,366	$907	$(19,702)	$199,951
Issuance of non-vested stock	—	5	(5)	—	—	—
Retirement of non-vested stock	—	(1)	(287)	—	—	(288)
Share-based compensation expense	—	—	1,731	—	—	1,731
Net income	—	—	—	—	6,971	6,971
Other comprehensive loss	—	—	—	(1,532)	—	(1,532)
Cumulative effect of change in accounting principle	—	—	(46)	—	—	(46)
Cash distribution paid ($0.09)	—	—	—	—	(2,323)	(2,323)

Balance December 31, 2006	$125	$259	$219,759	$(625)	$(15,054)	$204,464

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$6,971	$(2,659)	$(2,966)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for loan losses	7,069	12,691	7,053
Provision for recourse liability	—	218	3,132
Investment impairment	114	—	—
Impairment of purchased loan pool	485	428	—
Impairment of servicing rights	69	—	—
Write down of residual interest	—	724	25
Impairment of deferred purchase price receivable	—	—	168
Depreciation and amortization	5,499	5,822	5,251
Compensation expense recognized under share-based compensation plans	1,731	2,487	2,114
Cumulative effect of change in accounting principle	(46)	—	—
Proceeds from sale of loans	1,049	761	—
Proceeds from deferred purchase price receivable	—	312	731
Decrease in servicing advances	1,234	160	1,387
Increase in other assets	(7,697)	(2,736)	(6,220)
Decrease in accounts payable and other liabilities	(192)	(41)	(2,069)

Net cash provided by operating activities	16,286	18,167	8,606
Cash Flows From Investing Activities
Increase in restricted cash	(1,777)	(4,413)	(3,205)
Purchase of investment securities	—	(4,107)	(37,622)
Origination and purchase of loans	(288,366)	(306,814)	(269,825)
Principal collections on loans	86,568	75,571	54,245
Proceeds from sale of repossessed houses	11,297	12,665	11,942
Capital expenditures	(987)	(2,085)	(660)

Net cash used in investing activities	(193,265)	(229,183)	(245,125)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	—	—	95
Net proceeds from issuance of common stock	—	—	72,176
Retirement of common stock	(288)	(449)	—
Dividends paid	(2,323)	(5,608)	(9,966)
Proceeds upon termination of hedging transaction	1,418	2,749	—
Payment upon termination of hedging transaction	—	(410)	(1,876)
Proceeds from securitizations	200,646	320,567	368,801
Repayment of notes payable — securitizations	(94,297)	(70,498)	(40,428)
Proceeds from advances under repurchase agreements	—	5,243	25,676
Repayment of advances under repurchase agreements	—	(1,814)	(5,523)
Proceeds from warehouse financing	273,558	282,591	341,380
Repayment of warehouse financing	(207,449)	(324,553)	(507,412)
Change in servicing advances, net	(27)	2,212	(4,037)

Net cash provided by financing activities	171,238	210,030	238,886

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,741)	(986)	2,367
Cash and cash equivalents, beginning of period	8,307	9,293	6,926

Cash and cash equivalents, end of period	$2,566	$8,307	$9,293

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,565	$27,381	$13,368
Cash paid for income taxes	$—	$—	$—
Non cash financing activities:
Non-vested stock issued as unearned compensation	$2,905	$2,191	$3,791
Loans transferred from repossessed assets and held for sale	$18,598	$20,233	$22,330
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies
Company Formation and Nature of Operations
     Origen Financial, Inc., a Delaware corporation (the “Company”), was incorporated on July 31, 2003. On October 8, 2003, the Company completed a private placement of $150 million of its common stock to certain institutional and accredited investors. In connection with and as a condition to the October 2003 private placement, the Company acquired all of the equity interests of Origen Financial L.L.C. in a transaction accounted for as a purchase. As part of these transactions the Company took steps to qualify Origen Financial, Inc. as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2003. The Company’s business is to originate, purchase and service manufactured housing loans. The Company’s manufactured housing loans are generally conventionally amortizing loans that generally range in amounts from $10,000 to $250,000 and have terms of seven to thirty years and are located throughout the United States. The Company generally securitizes or places the manufactured housing loans it originates with institutional investors and retains the rights to service the loans on behalf of those investors. Currently, most of the Company’s activities are conducted through Origen Financial L.L.C., which is a wholly owned subsidiary. The Company conducts the rest of its business operations through one or more other subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that the Company complies with the federal income tax rules applicable to REITs.
Basis of Financial Statement Presentation
     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries. All intercompany amounts have been eliminated.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including significant estimates regarding the allowance for loan losses, valuation of servicing rights, deferral of certain direct loan origination costs, amortization of yield adjustments to net interest income and the valuation of goodwill. Actual results could differ from those estimates.
Cash and Cash Equivalents
     Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to loans serviced for others that is held in trust.
Loans Receivable
     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. All loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are accounted for as described below under “Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality.” Interest on loans is credited to income when earned. Loans receivable include accrued interest and are presented net of deferred loan origination fees and costs and an allowance for estimated loan losses.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies, continued:
Allowance for Loan Losses
     The allowance for possible loan losses is maintained at a level believed adequate by management to absorb losses on loans in the Company’s loan portfolio. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company provides an accrual for loan losses when it is probable that a loan asset has been impaired and the amount of such loss can be reasonably estimated. The Company’s loan portfolio is comprised of homogenous manufactured housing loans with average loan balances of less than $50,000. The allowance for loan losses is developed at a portfolio level and the amount of the allowance is determined by establishing a calculated range of probable losses. A range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using the Company’s current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent) and by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Based on Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” the Company then makes a determination of the best estimate within the calculated range of loan losses. Such determination may include, in addition to historical charge-off experience, the impact of changed circumstances on current impairment of the loan portfolio. The accrual of interest is discontinued when a loan becomes more than 90 days past due. Cash receipts on impaired loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The allowance for loan losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.
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
Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The Company accounts for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans,” as well as the AICPA’s Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $29.6 million and $3.6 million, respectively, at December 31, 2006 and $35.1 million and $3.8 million, respectively, at December 31, 2005, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheet.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies, continued:
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
     The carrying amount of loan servicing rights is assessed for impairment by comparison to fair value and a valuation allowance is established through a charge to earnings in the event the carrying amount exceeds the fair value. Fair value is estimated based on the present value of expected future cash flows.
Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets as follows:

Furniture and fixtures	7 years
Computers	5 years
Software	3 years
Leasehold improvements	Shorter of useful life or lease term

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies, continued:
Repossessed Houses
     Manufactured houses acquired through foreclosure or similar proceedings are recorded at the lesser of the related loan balance or the estimated fair value of the house.
Goodwill
     The Company has recorded goodwill in connection with the acquisition of Origen Financial L.L.C. at the time of the formation transaction on October 8, 2003. The net assets acquired were recorded at fair value, which resulted in goodwill of $32.3 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS 142, “Goodwill and Other Intangible Assets,” requires the Company to test its recorded goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For purposes of testing impairment, the Company has determined that it is a single reporting unit and the goodwill was allocated accordingly. The initial and ongoing estimate of the fair value of the Company is based on assumptions and projections prepared by the Company. This amount is then compared to the net book value of the Company. If the estimated fair value is less than the carrying amount of the goodwill, then an impairment charge is recorded to reduce the asset to its estimated fair value. No impairment was recorded during the years ended December 31, 2006, 2005 or 2004.
Other Assets
     Other assets are comprised of prepaid expenses, deferred financing costs and other miscellaneous receivables. Prepaid expenses are amortized over the expected service period. Deferred financing costs are capitalized and amortized over the life of the corresponding obligation.
Derivative Financial Instruments
     The Company has periodically used derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to mitigate interest rate risk related to the company’s loans receivable and anticipated securitizations. The Company follows the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Investments and Hedging Activities” (as amended by Statement of Financial Accounting Standards No. 149). All derivatives are recorded on the balance sheet at fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flow to be paid (“cash flow” hedge). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Any ineffectiveness is recorded in current earnings.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies, continued:
Securitizations Structured as Financings
     The Company engages in securitizations of its manufactured housing loan receivables. The Company has structured all loan securitizations occurring since 2003 as financings for accounting purposes under Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” When a loan securitization is structured as a financing, the financed asset remains on the Company’s books along with the recorded liability that evidences the financing, typically bonds. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An appropriate allowance for credit losses is maintained on the loans. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.
Servicing Income Revenue Recognition
     Loans serviced require regular monthly payments from borrowers. Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of the respective loans. Loan servicing expenses are charged to operations when incurred. The contractual servicing fee is recorded as a component of interest income on the consolidated statements of operation for loans owned by the Company, and it is recorded as servicing fee income on the consolidated statements of operations for loans serviced for others.
Share-Based Compensation
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS 123(R)”), “Share-Based Payment,” on January 1, 2006, using the modified-prospective transition method, in order to account for our equity incentive plan and stock option plan. Prior to January 1, 2006, as permitted under the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended, the Company had chosen to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in APB No. 25 (“APB 25), “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeds the stock option exercise price. All options granted by the Company prior to the adoption of SFAS 123(R) were granted at a fixed price not less than the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense, prior to the adoption of SFAS No. 123(R). The effects of the adoption of SFAS No. 123(R) are discussed further in “Note 13 — Share-Based Compensation Plan.”
Advertising Expense
     Advertising costs are expensed as incurred. Advertising expenses were approximately $189,000, $270,000 and $477,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies, continued:
     The Company has received a legal opinion to the effect that based on various assumptions and qualifications set forth in the opinion, Origen Financial, Inc. has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code for its taxable years ended December, 31, 2006, 2005 and 2004. There is no assurance that the Internal Revenue Service will not decide differently from the views expressed in counsel’s opinion and such opinion represents only the best judgment of counsel and is not binding on the Internal Revenue Service or the courts.
     As a REIT, the Company generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries, if any, is subject to federal and state income taxes. An income tax allocation is required to be estimated on the Company’s taxable income generated by its taxable REIT subsidiaries. Deferred tax components arise based upon temporary differences between the book and tax basis of items such as the allowance for loan losses, accumulated depreciation, share-based compensation and goodwill.
Recent Accounting Pronouncements
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 did not have a material effect on the Company’s financial position or results of operations.
Accounting for Certain Hybrid Instruments
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, the Company does not expect the adoption of SFAS 155 to have a material impact on its financial position or results of operations.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, the Company does not expect the adoption of SFAS 156 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies, continued:
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. At this time, the Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.
Fair Value Measurements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.
Quantifying Misstatements
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in order to address the SEC staff’s concerns over registrants’ exclusive reliance on either the “iron curtain” or balance sheet approach or the “rollover” or income statement approach in quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement and contains guidance on correcting errors under the dual approach. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial position or results of operations.
Fair Value Option
     On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. At this time, the Company does not expect the adoption of SFAS 159 to have a material impact on its financial position or results of operations.
Reclassifications
     Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 2 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and non-vested common stock. The effects of the exercise of options, warrants, conversion of convertible securities or non-vested common stock have not been included in diluted loss per share for the years ended December 31, 2005 and 2004 as their effect would have been anti-dilutive. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31 (in thousands, except share and per share data):

	2006	2005	2004
Numerator:
Net income (loss)	$6,971	$(2,659)	$(2,966)
Preferred stock dividends	(16)	(16)	(16)

Income (loss) available to common shareholders	$6,955	$(2,675)	$(2,982)

Denominator:
Weighted average common shares for basic EPS	25,125,472	24,878,116	21,439,029
Effect of dilutive securities:
Weighted avg. restricted stk. awards	56,182	—	—

Weighted average common shares for diluted EPS	25,181,654	24,878,116	21,439,029

Basic EPS	$0.28	$(0.11)	$(0.14)

Diluted EPS	$0.28	$(0.11)	$(0.14)

Note 3 — Investments
     The Company follows the provisions of SFAS 115 and SOP 03-3 in reporting its investments. The investments are carried on the Company’s balance sheet at $41.5 million and $41.9 million at December 31, 2006 and 2005, respectively, which approximates their fair value.
     The investments accounted for under the provisions of SFAS 115 are carried on the Company’s balance sheet at an amortized cost of $37.9 million and $38.2 million at December 31, 2006 and 2005 respectively. These investments consisted of two asset backed securities with principal amounts of $32.0 million and $6.8 million at both December 31, 2006 and 2005. The investments are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the investments to maturity. The investments will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these securities in 2006 or 2005.
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of the debt securities accounted for under the provisions of SOP 03-3 was approximately $3.6 million and $3.8 million at December 31, 2006 and 2005, respectively. See “Note 5 — Loans and Debt Securities Acquired with Evidence of Deterioration of Credit Quality” for further discussion related to the Company’s debt securities accounted for under the provisions of SOP 03-3.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 4 — Loans Receivable
     The carrying amounts and fair value of loans receivable consisted of the following at December 31 (in thousands):

	2006	2005
Manufactured housing loans — securitized	$825,811	$695,701
Manufactured housing loans — unsecuritized	130,828	85,949
Accrued interest receivable	4,840	4,078
Deferred loan origination costs (fees)	1,271	(2,100)
Discount on purchased loans	(3,155)	(4,773)
Allowance for purchased loans	(913)	(428)
Allowance for loan losses	(8,456)	(10,017)

	$950,226	$768,410

     The following table sets forth the average per loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2006	2005
Number of loans receivable	20,300	17,277
Average loan balance	$47	$45
Weighted average loan yield	9.50%	9.56%
Weighted average initial term	20 years	20 years
     The following table sets forth the concentration by state of the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2006		2005
	Principal	Percent	Principal	Percent
California	$341,510	35.7%	$225,675	28.9%
Texas	89,229	9.3%	87,018	11.1%
New York	53,396	5.6%	46,501	6.0%
Michigan	39,404	4.1%	36,933	4.7%
Florida	31,519	3.3%	22,921	2.9%
Alabama	30,920	3.2%	29,288	3.8%
Georgia	28,506	3.0%	26,938	3.4%
Other	342,155	35.8%	306,376	39.2%

Total	$956,639	100.0%	$781,650	100.0%

     The following table sets forth the number and value of loans for various original terms for the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2006		2005
	Number of	Principal	Number of	Principal
Original Term In Years	Loans	Balance	Loans	Balance
5 or less	22	$197	17	$145
6-10	1,675	32,270	1,420	28,119
11-12	199	4,836	181	4,382
13-15	5,223	154,824	4,551	135,319
16-20	10,494	594,596	8,450	454,556
21-25	1,098	52,122	1,111	51,386
26-30	1,589	117,794	1,547	107,743

Total	20,300	$956,639	17,277	$781,650

     Delinquency statistics for the manufactured housing loan portfolio are as follows at December 31 (dollars in thousands):

	2006			2005
	No. of	Principal	% of	No. of	Principal	% of
Days Delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	248	$9,354	1.0%	215	$8,182	1.0%
61-90	86	3,159	0.3%	68	2,561	0.3%
Greater than 90	131	5,416	0.6%	192	7,480	1.0%
     The Company defines non-performing loans as those loans that are greater than 90 days delinquent in contractual principal payments. For the years ended December 31, 2006 and 2005, the average total outstanding principal balance of non-performing loans was approximately $5.7 million and $6.9 million respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 5 — Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The Company has loan pools and debt securities that were acquired, for which there was at acquisition, evidence of deterioration of credit quality, and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loan pools and debt securities are accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
Loan Pools Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of loan pools acquired with evidence of deterioration of credit qualify was as follows at December 31 (in thousands):

	2006	2005
Outstanding balance	$33,935	$38,933
Carrying amount, net of allowance of $913 and $428, respectively	29,585	35,149
     Accretable yield represents the excess of expected future cash flows over the remaining carrying value of the purchased portfolio, which is recognized as interest income on a level-yield basis over the life of the loan portfolio. Nonaccretable difference represents the difference between the remaining expected cash flows and the total contractual obligation outstanding of the purchased receivables. Changes in accretable yield for the years ended December 31 were as follows (in thousands):

	2006	2005
Beginning balance	$16,144	$17,674
Accretion	(2,767)	(3,269)
Additions due to purchases during the period	—	1,375
Reclassifications from non-accretable yield	3,354	364
Disposals	—	—

Ending balance	$16,731	$16,144

     During the years ended December 31, 2006 and 2005, the Company increased the allowance by charges to the income statement of approximately $485,000 and $428,000. No allowances were reversed in 2006 or 2005.
     Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected for the years ended December 31 were as follows (in thousands):

	2006	2005
Contractually required payments receivable at acquisition	$—	$5,129
Cash flows expected to be collected at acquisition	—	2,962
Basis in acquired loans at acquisition	—	1,586
Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of debt securities acquired with evidence of deterioration of credit quality was as follows at December 31 (in thousands):

	2006	2005
Outstanding balance	$8,616	$8,616
Carrying amount, net	3,632	3,801

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 5 — Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality, continued:
     Accretable yield represents the excess of expected future cash flows over the remaining carrying value of the debt securities, which is recognized as interest income on a level-yield basis over the life of the debt securities. Nonaccretable difference represents the difference between the remaining expected cash flows and the total contractual obligation outstanding of the debt securities. Changes in accretable yield for the years ended December 31were as follows (in thousands):

	2006	2005
Beginning balance	$10,329	$7,834
Accretion	(678)	(664)
Additions due to purchases during the period	—	3,173
Reclassifications from non-accretable yield	(151)	(14)
Disposals	—	—

Ending balance	$9,500	$10,329

     During the year ended December 31, 2006 the Company recognized an other-than-temporary impairment of $114,000. The Company did not recognize an other-than-temporary impairment during the year ended December 31, 2005.
     Debt securities acquired for which it was probable at acquisition that all contractually required payments would not be collected for the years ended December 31 were as follows (in thousands):

	2006	2005
Contractually required payments receivable at acquisition	$—	$4,999
Cash flows expected to be collected at acquisition	—	4,129
Basis in acquired loans at acquisition	—	956
Note 6 — Allowance for Loan Losses
     The allowance for loan losses and related additions and deductions to the allowance for the years ended December 31 were as follows (in thousands):

	2006	2005	2004
Balance at beginning of period	$10,017	$5,315	$3,614
Provision for loan losses	7,069	12,691	7,053
Transfers from recourse liability	—	2,036	5,195
Gross charge-offs	(17,685)	(20,769)	(19,385)
Recoveries	9,055	10,744	8,838

Balance at end of period	$8,456	$10,017	$5,315

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 7 — Servicing Rights
     Changes in servicing rights for the years ended December 31 were as follows (in thousands):

	2006	2005	2004
Beginning balance of servicing rights	$3,103	$4,097	$5,131
Servicing rights retained upon sale of loans	14	—	—
Loan portfolio repurchased	(108)	—	—
Impairment	(69)	—	—
Amortization	(432)	(994)	(1,034)

Balance of servicing rights at end of period	$2,508	$3,103	$4,097

     The Company services the manufactured housing loans it originates and holds in its loan portfolio as well as manufactured housing loans it originated and securitized or sold with the servicing rights retained. The principal balances of manufactured housing loans serviced for others totaled approximately $0.6 billion, $0.7 billion and $0.8 billion at December 31, 2006, 2005 and 2004, respectively. The valuation allowance was approximately $69,000 as of December 31, 2006. There was no valuation allowance as of December 31, 2005 or 2004.
     At December 31, 2006, the total projected amortization of the remaining servicing rights is approximately as follows: 2007 — $0.4 million; 2008 — $0.3 million; 2009 — $0.3 million; 2010 - $0.2 million; 2011 — $0.2 million and $1.1 million thereafter.
Note 8 — Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are summarized as follows at December 31 (in thousands):

	2006	2005
Furniture and fixtures	$1,791	$1,666
Leasehold improvements	895	763
Computer equipment	1,277	1,087
Capitalized software	1,620	1,229

	5,583	4,745
Accumulated depreciation	(2,070)	(1,187)

	$3,513	$3,558

     Depreciation expense was approximately $1,032,000, $864,000 and $804,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 9 — Derivatives
     In connection with the Company’s strategy to mitigate interest rate risk and variability in cash flows on its securitizations and anticipated securitizations the Company uses derivative financial instruments such as interest rate swap contracts. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to offset potential increased interest expense and potential variability in cash flows under certain interest rate environments. In accordance with SFAS 133 the derivative financial instruments are reported on the consolidated balance sheet at their fair value.
     The Company documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions, at the inception of the hedging transaction. This process includes linking derivatives to specific liabilities on the consolidated balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 9 — Derivatives, continued:
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
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the year ended December 31, 2006 the Company recognized no net ineffectiveness in interest expense and a net loss of $1,000 in other income due to the ineffective portion of these hedges. No ineffectiveness was recognized for the years ended December 31, 2005 and 2004.
     For the years ended December 31, 2006, 2005 and 2004, the Company reclassified net losses of approximately $55,000, $375,000 and $87,000, respectively, attributable to previously terminated cash flow hedges, which have been recorded as an increase in interest expense. Net unrealized losses of approximately $625,000 and net unrealized gains of approximately $907,000 related to cash flow hedges were included in accumulated other comprehensive income as of December 31, 2006 and 2005, respectively. The Company expects to reclassify net losses of approximately $23,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income is expected to be reclassified into earnings by June 2016. As of December 31, 2006 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated an asset of $121,000 which is included in other assets in the consolidated balance sheet and a liability of $3.1 million which is included in other liabilities in the consolidated balance sheet. At December 31, 2005, the Company had no open derivative positions.
Derivatives Not Designated as Hedge Instruments
     As of December 31, 2006, the Company had one open interest rate swap contract which was not designated as a hedge. This interest rate swap contract was entered into in connection with another interest rate swap contract which is accounted for as a cash flow hedge for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A securitization. The change in the fair value of the interest rate swap contract not designated and documented as a hedge is recorded through earnings each period and is included in non-interest income. During year ended December 31, 2006, the Company recognized net gains of approximately $24,000 related to the change in fair value of this contract. The fair value of this contract at December 31, 2006 was approximately $24,000 and is included in other assets in the consolidated balance sheet. The Company did not have any derivatives which were not designated as hedge instruments during the years ended December 31, 2005 and 2004.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 10 — Loan Securitizations
     Periodically the Company securitizes manufactured housing loans. The Company records each transaction based on its legal structure. Under the current legal structure of the securitization program, the Company exchanges manufactured housing loans it originates and purchases with a trust for cash. The trust then issues ownership interests to investors in asset-backed bonds secured by the loans. All of the 2006 and 2005 securitizations were structured to issue classes of bonds with different estimated maturity dates and average lives in order to meet investor demands.
     The Company has structured all loan securitizations occurring since 2003 as financings for accounting purposes under SFAS 140. When securitizations are structured as financings no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset-backed bonds secured by the loans are carried as a liability. The Company records interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.
     On August 25, 2006, the Company completed a securitized financing transaction of approximately $224.2 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $200.6 million. Approximately $199.2 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On May 12, 2005, the Company completed a securitized financing transaction for approximately $190.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $165.3 million, at a duration-weighted average interest cost of 5.30%. Approximately $156.2 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On December 15, 2005, the Company completed a securitized financing transaction for approximately $175.0 million in principle balance of manufactured housing loans, which was funded by issuing bonds of approximately $156.2 million, at a duration-weighted average interest cost of 6.15%. Approximately $148.4 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     The total principal balance of loans serviced by the Company and which the Company has previously securitized and accounted for as a sale was approximately $127.9 million and $150.3 million at December 31, 2006 and 2005, respectively. Delinquency statistics (including repossessed inventory) on those loans are as follows at December 31 (dollars in thousands):

	2006			2005
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	123	$4,659	3.6%	93	$3,605	2.4%
61-90	42	1,705	1.3%	43	1,658	1.1%
Greater than 90	81	3,293	2.6%	203	8,895	5.9%

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 11 — Debt
     Total debt outstanding was as follows at December 31 (in thousands):

	2006	2005
Warehouse financing	$131,520	$65,411
Securitization financing	685,013	578,503
Repurchase agreements	23,582	23,582
Notes payable — servicing advances	2,185	2,212

	$842,300	$669,708

Warehouse Financing — Citigroup
     The Company, through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in July 2006, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $35 million supplemental advance amount that is collateralized by certain of the Company’s residual interests in its securitizations. The facility matures on March 22, 2007. The outstanding balance on the facility was approximately $131.5 million and $65.4 million at December 31, 2006 and 2005, respectively. It is anticipated that the facility will be renewed on terms no less favorable than the current terms. At December 31, 2006 all financial covenants were met.
Securitization Financing — 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $113.4 million and $138.3 million at December 31, 2006 and 2005, respectively.
Securitization Financing — 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $114.4 million and $136.2 million at December 31, 2006 and 2005, respectively.
Securitization Financing — 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $128.7 million and $150.5 million at December 31, 2006 and 2005, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 11 — Debt, continued:
Securitization Financing — 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $137.5 million and $153.5 million at December 31, 2006 and 2005, respectively.
Securitization Financing — 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 15, 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 15, 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $191.0 million and $0 at December 31, 2006 and 2005, respectively.
Repurchase Agreements — Citigroup
     The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at both December 31, 2006 and 2005.
Notes Payable — Servicing Advances — JPMorgan Chase Bank, N.A.
     The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $4.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. The expiration date of the facility is December 31, 2007. The outstanding balance on the facility was approximately $2.2 million at both December 31, 2006 and 2005. At December 31, 2006 all financial covenants under the facility were met.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 11 — Debt, continued:
     The average balance and average interest rate of outstanding debt was as follows at December 31 (dollars in thousands):

	2006		2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing — Citigroup	$120,649	7.0%	$139,539	5.2%
Securitization financing — 2004-A securitization	126,655	5.4%	154,295	4.9%
Securitization financing — 2004-B securitization	125,849	5.5%	149,499	5.1%
Securitization financing — 2005-A securitization	139,842	5.2%	101,441	5.1%
Securitization financing — 2005-B securitization	146,178	5.7%	7,228	5.5%
Securitization financing — 2006-A securitization	69,158	6.0%	—	—
Repurchase agreements — Citigroup	23,582	5.9%	22,793	4.2%
Note payable — servicing advances — JPMorgan Chase, N.A.	447	9.4%	710	7.5%
     At December 31, 2006, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2007 — $242.8 million; 2008 — $130.7 million; 2009 — $73.4 million; 2010 — $64.0 million; 2011 — $53.2 million and $278.2 million thereafter.
Note 12 — Employee Benefits
     The Company maintains a 401(k) plan covering substantially all employees who meet certain minimum requirements. Participating employees can make salary contributions to the plan up to Internal Revenue Code limits. The Company matches up to $0.50 for each dollar contributed by each eligible participant in the plan up to 6% of each eligible participant’s annual compensation. The Company’s related expense was approximately $333,000, $151,000 and $162,000, respectively for the years ended December 31, 2006, 2005 and 2004.
     The Company is self-insured for health care costs. However, it maintains a stop-loss coverage of $85,000 per individual. Amounts for claims filed and estimates for claims incurred but not reported were approximately $200,000 and $121,000 at December 31, 2006 and 2005, respectively.
Note 13 —Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or non-vested stock grants. As of December 31, 2006, approximately 276,000 shares of common stock remained available for issuance, as either stock options or non-vested stock grants, under the plan. The compensation cost that has been charged against income for those plans was $1.7 million, $2.5 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company adopted SFAS 123(R) on January 1, 2006, using the modified-prospective transition method, to account for its equity incentive plan. Prior to January 1, 2006, as permitted under the provisions of SFAS 123, the Company had chosen to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in APB 25. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeds the stock option exercise price. All options granted by the Company prior to the adoption of SFAS 123(R) were granted at a fixed price not less than the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense, prior to the adoption of SFAS 123(R). Results for prior periods have not been restated.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 13 —Share-Based Compensation Plan, continued:
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income after the cumulative effect of a change in accounting principle was $22,000 higher for the year ended December 31, 2006 than if it had continued to account for share-based compensation under APB 25. There would have been no change in basic or diluted earnings per share for the year ended December 31, 2006, if the Company had not adopted SFAS 123(R). The effect of this change from applying the original provisions of SFAS 123 had no effect on cash flow from operations and financing activities.
Stock Options
     Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s equity incentive plan, and options that have been issued to date generally vested over a two-year period, have 10-year contractual terms and a 5-year expected option term. The Company does not pay dividends or make distributions on unexercised options. As of December 31, 2006 there was $37,000 of total unrecognized compensation cost related to stock options granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.
     There were no stock options granted during the years ended December 31, 2006 or 2005. 198,000 stock options were granted during the year ended December 31, 2004. No stock options were exercised during the years ended December 31, 2006, 2005 or 2004. The fair value of each stock option granted during the year ended December 31, 2004 was estimated on the date of grant using a binomial option-pricing model based on the assumptions stated below:

Estimated weighted average fair value per share of options granted	$0.40
Assumptions:
Annualized dividend yield	12.00%
Common stock price volatility	15.00%
Weighted average risk free rate of return	4.00%
Weighted average expected option term (in years)	5.0
     The following table summarizes the activity relating to the Company’s stock options for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term
Options outstanding at January 1, 2006	255,500	$10.00	7.9
Granted	—	—	—
Exercised	—	—	—
Forfeited	(12,000)	$10.00	7.5

Options outstanding at December 31, 2006	243,500	$10.00	7.0

Options exercisable at December 31, 2006	243,500	$10.00	7.0

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     Note 13 —Share-Based Compensation Plan, continued:
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity incentive plan for the years ended December 31, 2005 and 2004. Note that the pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during those periods. Disclosures for 2006 are not presented because share-based payments have been accounted for under SFAS 123(R)’s fair-value method. For purposes of this pro forma disclosure, the value of the options is estimated using a binomial option-pricing model.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Net loss available to common shareholders	$(2,675)	$(2,982)
Stock option compensation cost	$(21)	$(21)

Pro forma net loss available to common shareholders	$(2,696)	$(3,003)

Basic loss per share as reported	$(0.11)	$(0.14)

Pro forma basic loss per share	$(0.11)	$(0.14)

Diluted loss per share as reported	$(0.11)	$(0.14)

Pro forma diluted loss per share	$(0.11)	$(0.14)

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
     The Company recognized compensation expense for outstanding non-vested stock awards over their vesting periods for an amount equal to the fair value of the non-vested stock awards at grant date. As of December 31, 2006 there was $3.5 million of total unrecognized compensation cost related to non-vested stock awards granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 3.4 years
     The Company recorded a cumulative effect of a change in accounting principle in the amount of $46,000, as a result of the adoption of SFAS 123(R), as of January 1, 2006 to reflect the change in accounting for forfeitures. Results for prior periods have not been restated.
     The following table summarizes the activity relating to the Company’s non-vested stock awards for the twelve months ended December 31, 2006:

	Number of	Weighted Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Non-vested at January 1, 2006	469,837	$8.02
Granted	470,000	6.18
Vested	(269,493)	8.63
Forfeited	(8,501)	7.12

Non-vested at December 31, 2006	661,843	$6.48

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 14 — Stockholders’ Equity
     Effective January 1, 2004, the Company sold 125 shares of its Series A Cumulative Redeemable Preferred Stock directly to 125 investors at a per share price of $1,000. The transaction resulted in net proceeds to the Company of $95,000. These shares pay dividends quarterly at an annual rate of 12.5%.
     On October 8, 2003, the Company completed a private placement of $150.0 million of our common stock to certain institutional and accredited investors.
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
     Data pertaining to the Company’s grants of non-vested shares awarded to certain directors, officers and employees under the Company’s equity incentive plan for the years ended December 31, 2006, 2005 and 2004 are as follows:

		Grant Date Fair Value
Grant Date	Shares Granted	per share

June 15, 2006	215,000	$6.15
July 14, 2006	175,000	$6.16
December 28, 2006	80,000	$6.31

May 8, 2005	299,000	$7.21
October 26, 2005	5,000	$7.06

January 29, 2004	207,000	$10.00
March 23, 2004	113,000	$10.00
August 5, 2004	111,750	$7.50
     There were stock award share forfeitures of 8,501, 8,334 and 24,750 and 222,669, 254,160 and 100,829 stock award shares vested during the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense related to these stock awards is being recognized over their estimated service period. Compensation cost recognized for the non-vested stock awards was approximately $1.7 million, $2.5 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense to be recognized related to these awards over the next twelve months is expected to be approximately $1.4 million.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 14 — Stockholders’ Equity, continued:
     Data pertaining to the Company’s distributions declared and paid to common stockholders during the years ended December 31, 2006, 2005 and 2004 are as follows:

			Distribution per
Declaration Date	Record Date	Date Paid	Share	Total Distribution
				(thousands)

April 27, 2006	May 19, 2006	May 31, 2006	$0.03	$761
August 7, 2006	August 18, 2006	August 31, 2006	$0.03	$773
November 2, 2006	November 13, 2006	November 30, 2006	$0.03	$773

March 14, 2005	March 24, 2005	March 31, 2005	$0.04	$1,008
April 27, 2005	May 25, 2005	May 31, 2005	$0.06	$1,528
July 18, 2005	August 22, 2005	August 31, 2005	$0.06	$1,528
October 26, 2005	November 21, 2005	November 30, 2005	$0.06	$1,528

March 16, 2004	March 16, 2004	June 6, 2004	$0.04	$656
July 22, 2004	August 2, 2004	August 30, 2004	$0.06	$1,507
November 12, 2004	November 22, 2004	November 29, 2004	$0.25	$6,304

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 15 — Income Taxes
     The Company’s 2006 provision for income taxes was approximately $24,000 and related to current federal income taxes. The Company had no provision for income taxes during the years ended December 31, 2005 and 2004.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Amortization of intangibles	$751	$812
Net operating loss carryforwards	1,000	1,411
Other	300	264

Gross deferred tax assets	2,051	2,487
Less: valuation allowance	(419)	(1,079)

	1,632	1,408

Deferred tax liabilities
Amortization of intangibles	1,354	1,194
Other	278	214

	1,632	1,408

Net deferred tax asset	$—	$—

     The Company recognizes all of its deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the net operating loss carryforwards and other deferred tax assets will be realized. The Company recorded a valuation allowance of $0.4 million and $1.1 million as of December 31, 2006 and 2005, respectively, associated with net operating loss carryforwards that management believes, based on the available evidence, is more likely than not that the Company will not realize the benefit of. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its remaining deferred tax assets. As of December 31, 2006 the Company’s total net operating loss carryforwards were approximately $2.9 million and are scheduled to expire in 2023 through 2025.
     For income tax purposes, distributions paid to common stockholders consist of ordinary income and return of capital. Distributions paid were taxable as follows for the years and period ended December 31 (dollars in thousands):

	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2,182	94.5%	$1,242	22.2%	$4,496	53.1%
Return of capital	127	5.5%	4,350	77.8%	3,971	46.9%

	$2,309	100.0%	$5,592	100.0%	$8,467	100.0%

     A portion of the Company’s income from a qualified REIT subsidiary that would otherwise be classified as a taxable mortgage pool, may be treated as “excess inclusion income,” which would be subject to the distribution requirements that apply to the Company and could therefore adversely affect its liquidity. Generally, a stockholder’s share of excess inclusion income would not be allowed to be offset by any operating losses otherwise available to the stockholder. Tax exempt entities that own shares in a REIT must treat their allocable share of excess inclusion income as unrelated business taxable income. Any portion of a REIT dividend paid to foreign stockholders that is allocable to excess inclusion income will not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income. For the year ended December 31, 2006, approximately 94.5% of distributions paid represents excess inclusion income.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 16 — Liquidity Risks and Uncertainties
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
     Cash generated from operations, borrowings under the Company’s Citigroup facility, loan securitizations, borrowings against our securitized loan residuals, convertible debt, equity interests or additional debt financing arrangements (either pursuant to the Company’s shelf registration on Form S-3 or otherwise) will enable the Company to meet its liquidity needs for at least the next twelve months depending on market conditions. Market conditions may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If market conditions require or if loan purchase opportunities become available, the Company may seek additional funds through expanded or additional credit facilities or additional sales of its common or preferred stock.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 17 — Lease Commitments
     The Company leases office facilities and equipment under leasing agreements that expire at various dates. These leases generally contain scheduled rent increases or escalation clauses and/or renewal options. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms at December 31, 2006 were as follows (in thousands):

2007	$1,118
2008	1,078
2009	1,076
2010	987
2011	792
Thereafter	197

Total	$5,248

     For the years ended December 31, 2006, 2005 and 2004, rental and operating lease expense amounted to approximately $1.3 million, $1.1 million and $1.1 million, respectively. The Company did not pay any contingent rental expense nor receive any sublease income during the years ended December 31, 2006, 2005 and 2004.
Note 18 — Fair Value of Financial Instruments
     Statement of Financial Accounting Standards 107 “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
     The following table shows the carrying amount and estimated fair values of the Company’s financial instruments at December 31 (in thousands):

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$2,566	$2,566	$8,307	$8,307
Restricted cash	15,412	15,412	13,635	13,635
Investments	41,538	41,538	41,914	41,914
Loans receivable	950,226	990,237	768,410	804,824
Servicing rights	2,508	2,508	3,103	3,310
Liabilities
Accounts payable and accrued expenses	26,303	26,303	23,344	23,344
Warehouse financing	131,520	131,520	65,411	65,411
Securitization financing	685,013	675,483	578,503	569,813
Repurchase agreements	23,582	23,582	23,582	23,582
Note payable — servicing advances	2,185	2,185	2,212	2,212
     The carrying amounts for cash and cash equivalents and restricted cash are reasonable estimates of their fair value.
     The carrying value of the Company’s investments is a reasonable estimate of their fair value based on the discounted value of the remaining principal and interest cash flows.
     Fair values for the Company’s loans receivable are determined by market price based upon estimated securitization prices.
     The carrying amount of accrued interest approximates its fair value.
     The fair value for the Company’s servicing rights in 2006 was based on internal evaluation based on the discounted value of remaining servicing rights cash flows. The 2005 fair value was based on an independent appraisal.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     Due to their short maturity, accounts payable and accrued expense carrying values approximate fair value.
     The fair value of the Company’s debt, other than securitization financing, is based on its carrying amount.
     The fair value of the Company’s securitization financing is estimated using quoted market prices.
Note 19 — Related Party Transactions
     Gary A. Shiffman, one of the Company’s directors, is the Chairman of the Board, President and Chief Executive Officer of Sun Communities, Inc. (“Sun Communities”). Sun Communities owns approximately 19% of the Company’s outstanding common stock. Mr. Shiffman beneficially owns approximately 19% of the Company’s outstanding stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 11% of the outstanding common stock of Sun Communities. He is the President of Sun Home Services, Inc. (“Sun Home”), of which Sun Communities is the sole beneficial owner.
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $20.7 million and $19.6 million in manufactured housing loans for Sun Home as of December 31, 2006 and 2005, respectively. Servicing fees paid by Sun Home to Origen Servicing, Inc. were approximately $0.3 million, $0.3 million and $0.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company has agreed to fund loans that meet Sun Home’s underwriting guidelines and then transfer those loans to Sun Home pursuant to a commitment fee arrangement. The Company recognizes no gain or loss on the transfer of these loans. The Company funded approximately $8.0 million, $7.2 million and $4.7 million in loans and transferred approximately $7.9 million, $7.2 million and $4.8 million in loans under this agreement during the three years ended December 31, 2006, 2005 and 2004, respectively. The Company recognized fee income under this agreement of approximately $160,000, $94,000 and $34,000 for the years ended December 31, 2006, 2005 and 2004.
     Sun Home has purchased certain repossessed houses owned by the Company and located in manufactured housing communities owned by Sun Communities, subject to Sun Home’s prior approval. Under this agreement, the Company sold to Sun Home approximately $1.2 million, $2.1 million and $3.1 million of repossessed houses during years ended December 31, 2006, 2005 and 2004, respectively. This program allows the Company to further enhance recoveries on repossessed houses and allows Sun Home to retain houses for resale in its communities.
     During the year ended December 31, 2006, Origen Financial L.L.C. repurchased approximately $4.2 million in loans from Sun Homes. The purchase price, which included a premium of approximately $20,000, approximated fair value. The Company did not purchase any loans from Sun Communities or its affiliates during the years ended December 31, 2005 and 2004.
     The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of the Company, owns less than a 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of the Company’s common stock, beneficially owns an approximate 14% interest in the landlord entity. The Company recorded rental expense for these offices of approximately $465,000, $408,000 and $398,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 20 — Selected Quarterly Financial Data (UNAUDITED)
     Selected unaudited quarterly financial data for 2006 is as follows (in thousands, except share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
Net interest income before loan losses and impairment	$8,053	$7,356	$7,775	$7,613
Provision for loan losses and impairment	2,630	1,598	1,201	2,125
Non interest income	5,037	4,362	4,209	4,179
Non interest expense	8,403	8,366	8,779	8,533
Net income before income taxes and cumulative effect of change in accounting principle	2,057	1,754	2,004	1,134
Income tax expense	24	—	—	—
Net income before cumulative effect of change in accounting principle	2,033	1,754	2,004	1,134
Cumulative effect of change in accounting principle	—	—	—	46
Net income	2,033	1,754	2,004	1,180
Earnings per common share before cumulative effect of change in accounting principle — basic and diluted (1)	$0.08	$0.07	$0.08	$0.05
Earnings per common share — basic and diluted (1)	$0.08	$0.07	$0.08	$0.05
     Selected unaudited quarterly financial data for 2005 is as follows (in thousands, except share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
Net interest income before loan losses and impairment	$7,532	$7,694	$7,941	$7,756
Provision for loan losses and impairment	2,319	7,125	1,645	2,030
Non interest income	4,101	3,874	3,396	3,280
Non interest expense	8,411	10,525	8,179	7,999
Net income before income taxes and cumulative effect of change in accounting principle	903	(6,082)	1,513	1,007
Income tax expense	—	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	903	(6,082)	1,513	1,007
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	903	(6,082)	1,513	1,007
Earnings (loss) per common share before cumulative effect of change in accounting principle — basic and diluted (1)	$0.04	$(0.24)	$0.06	$0.04
Earnings (loss) per common share — basic and diluted (1)	$0.04	$(0.24)	$0.06	$0.04

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
Note 21 — Subsequent Events
     James A. Williams, a member of the Company’s Board of Directors, died on January 29, 2007. Mr. Williams, age 64, served as a director since the Company’s inception in 2003. Mr. Williams was the Chairman of the Compensation Committee and Chairman of the Audit Committee, a member of the Executive Committee and the Nominating and Governance Committee of the Company’s Board of Directors.
     On March 1, 2007, the Company declared a dividend of $0.04 per common share payable to holders of record as of March 26, 2007. Payment of the dividend is planned for April 2, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in our filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, in order to allow timely decisions regarding required disclosures.
Management’s Report on Internal Controls Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 41. The Report of Independent Registered Accounting Firm is presented on page 43. Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
ITEM 9B. OTHER INFORMATION
     None.
PART III
     The information required by Items 10-14 will be included in our proxy statement for our 2007 Annual Meeting of Shareholders, and is incorporated by reference herein.

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
Date: March 15, 2007

ORIGEN FINANCIAL, INC., a Delaware corporation
By:	/s/ Ronald A. Klein
Ronald A. Klein, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald A. Klein Ronald A, Klein	Chief Executive Officer and Director	March 15, 2007

/s/ W. Anderson Geater, Jr. W. Anderson Geater, Jr.	Chief Financial Officer and Principal Accounting Officer	March 15, 2007

/s/ Paul A. Halpern Paul A. Halpern	Chairman of the Board	March 15, 2007

/s/ Richard H. Rogel Richard H. Rogel	Director	March 15, 2007

/s/ Gary A. Shiffman Gary A. Shiffman	Director	March 15, 2007

/s/ Michael J. Wechsler Michael J. Wechsler	Director	March 15, 2007

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
1.1	Sales Agreement dated August 29, 2005 between Origen Financial, Inc., and Brinson Patrick Securities Corporation	(1)

3.1.1	Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc., filed October 7, 2003, and currently in effect	(2)

3.1.2	Certificate of Designations for Origen Financial, Inc.’s Series A Cumulative Redeemable Preferred Stock	(2)

3.2.1	By-laws of Origen Financial, Inc.	(3)

3.2.2	Amendments to the Bylaws of Origen Financial, Inc. effective December 15, 2006	(4)

4.1	Form of Common Stock Certificate	(2)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(2)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen Financial, Inc.and DB Structured Finance Americas, LLC	(2)

4.4	Form of Senior Indenture	(1)

4.5	Form of Subordinated Indenture	(1)

10.1	2003 Equity Incentive Plan of Origen Financial, Inc.#	(2)

10.2	First Amendment to 2003 Equity Incentive Plan of Origen Financial, Inc.#	(5)

10.3	Form of Non-Qualified Stock Option Agreement#	(2)

10.4	Form of Restricted Stock Award Agreement#	(2)

10.5	Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(6)

10.6	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(7)

10.7	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(7)

10.8	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(7)

10.9	Employment Agreement between Origen Financial, Inc., Origen Financial L.L.C. and Benton Sergi#	(8)

10.10	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(2)

10.11	Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.12	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.13	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(2)

10.14	Credit Agreement dated July 25, 2002 between Origen Financial L.L.C. and Bank One, NA	(2)

10.15	First Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated June 27, 2003	(2)

10.16	Second Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated October 23, 2003	(2)

10.17	Third Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated December 31, 2003	(2)

10.18	Fourth Amendment to Credit Agreement effective as of December 31, 2004 between	(9)

Exhibit		Method of
Number	Description	Filing
	Origen Financial L.L.C. and JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA)

10.19	Fifth Amendment to Credit Agreement effective as of December 23, 2005 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A.	(10)

10.20	Sixth Amendment to Credit Agreement effective as of December 22, 2006 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A.	(11)

10.21	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(2)

10.22	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(2)

10.23	Origen Financial, Inc. Retention Plan dated June 15, 2006#	(12)

21.1	List of Origen Financial, Inc.’s Subsidiaries.	(11)

23.1	Consent of Grant Thornton LLP	(11)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Financial, Inc. Board of Directors	(2)

99.2	Charter of the Compensation Committee of the Origen Financial, Inc. Board of Directors	(2)

99.3	Charter of the Nominating and Governance Committee of the Origen Financial, Inc. Board of Directors	(2)

99.4	Charter of the Executive Committee of the Origen Financial, Inc. Board of Directors	(2)

99.5	Corporate Governance Guidelines	(2)

99.6	Code of Business Conduct	(2)

99.7	Financial Code of Ethics	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33-127931.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2006.

(5)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(6)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 14, 2006

(7)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 28, 2006

(8)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(9)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(11)	Filed herewith.

(12)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated June 15, 2006.

#	Management contract or compensatory plan or arrangement.