Form 10-K/A
period 2006-12-31
ORIGEN FINANCIAL INC
filed 2007-04-27
CIK 1268039

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
     As of April 20, 2007, there were 25,864,901 shares of the registrant’s common stock issued and outstanding.
     EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Annual Report”) is filed to amend Part III, Items 10, 11, 12, 13 and 14. Except as otherwise described above, no other changes have been made to the Annual Report. This Amendment does not otherwise attempt to update the information set forth in the Annual Report.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding our executive officers and directors is set forth below.

Name	Age	Office
Paul A. Halpern	53	Chairman of the Board
Ronald A. Klein	49	Chief Executive Officer and Director
Richard H. Rogel	58	Director
Gary A. Shiffman	52	Director
Michael J. Wechsler	67	Director
Robert S. Sher	68	Director
J. Peter Scherer	57	President and Head of Operations
W. Anderson Geater, Jr.	58	Chief Financial Officer and Secretary
Mark W. Landschulz	42	Executive Vice President, Portfolio Management
O. Douglas Burdett	57	Executive Vice President, Manager of Loan Servicing
Paul J. Galaspie	45	Senior Vice President and Chief Information Officer
David M. Rand	45	Senior Vice President, Marketing and Strategic Development
Benton E. Sergi	45	Senior Vice President, Operations
Laura Campbell	37	Senior Vice President, Human Resources
     Paul A. Halpern has been the Chairman of the Board since August 2003. He is the Chairman of the Nominating and Governance Committee, a member of the Audit Committee and an alternate member of the Executive Committee. Mr. Halpern served as acting Chairman of the Audit Committee from the third quarter of 2006, when the previous Chairman became ill, until April 2007, when a new permanent Chairman was appointed by the Board. Mr. Halpern was a manager of Origen Financial L.L.C. (Origen’s primary operating subsidiary) from January 2002 until December 2003. Mr. Halpern is currently the manager of Woodward Holding, LLC, a stockholder of Origen. Since April 2007, Mr. Halpern has served as President of Guardian Energy Management Corp., an oil and gas exploration and production company, which is a subsidiary of Guardian Industries Corp., a glass manufacturing corporation. He served as Vice President of Operations of Guardian Energy Management Corp. from 1990 to April 2007. In addition, Mr. Halpern has served as Associate Tax Counsel of Guardian Industries Corp. since 1988. From 1979 through 1988, Mr. Halpern was employed in various capacities by both McDermott Incorporated and McDermott International, Inc., with his last position as Tax Director for McDermott Incorporated. Before joining McDermott, Mr. Halpern worked in the tax department of the public accounting firm of Alexander Grant & Company.
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

     Richard H. Rogel has been a director and a member of the Audit Committee, Compensation Committee and the Executive Committee since August 2003. Mr. Rogel served as a director of CoolSavings, Inc., a publicly-traded online direct marketing and media company, from 1996 to 2005, serving as its Chairman of the Board from July 2001 to December 2005 and as the Chairman of its audit committee from 1998 to 2005. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel is the President of the University of Michigan Alumni Association, chairs the University of Michigan’s Business School Development Advisory Board and serves on other boards of the University.
     Gary A. Shiffman has been a director since August 2003. Mr. Shiffman served on the Compensation Committee from February 2007 until April 2007. Mr. Shiffman was a manager of Origen Financial L.L.C. from its formation in 2001 until December 2003. Mr. Shiffman has served as Chief Executive Officer and as a director of Sun Communities, Inc., a publicly-traded owner and operator of manufactured housing communities, since 1998. He has served as Chairman of the Board and President of Sun Communities, Inc. since March 2000.
     Michael J. Wechsler has been a director and has served as a member of the Compensation Committee and the Nominating and Governance Committee and an alternate member of the Executive Committee since August 2003. He has been the Chairman of the Compensation Committee since April 2007. He served as a member of the Audit Committee from April 2006 to April 2007. Since April 2007, Mr. Wechsler has served as Managing Director of the Centerline Financial Group division of Centerline Capital Group, a subsidiary of Centerline Holding Company. Formerly known as CharterMac, Centerline Holding Company is a publicly-traded real estate financial services company. From October 2003 until April 2007, Mr. Wechsler served as Executive Vice President—Credit of CharterMac. Mr. Wechsler served as Chief Operating Officer of the Related Companies, L.P. from 1987 until 1997 and as Chief Credit Officer of Related from 1997 until 2003. The Related Companies, L.P. is a major developer of multifamily affordable housing nationwide, one of the largest owners of multi-family dwellings in the country and a leading syndicator of residential real estate financed with Low Income Housing Tax Credits in the United States. Prior to joining the Related Companies, L.P., he held various positions in the Real Estate Division of Chemical Bank for over 20 years. His last position was as Senior Vice President and Managing Director, with overall responsibility for the Real Estate Division’s administration and lending activities in twenty-five states and New York City.
     Robert S. Sher has been a director since April 2007, when he was appointed by the Board to fill a vacancy. Since his appointment he has served as the Chairman of the Audit Committee and a member of each of the Compensation Committee and the Nominating and Governance Committee. Since 2004, Mr. Sher, a certified public accountant, has been the President and principal of Robert S. Sher & Associates, a real estate and business consulting firm. Since 2004, Mr. Sher has served on the boards of directors and the audit committees of the general partners of Uniprop Manufactured Housing Communities Income Fund and Uniprop Manufactured Housing Communities Income Fund II, each of which is a publicly-traded limited partnership that owns and operates manufactured housing communities. From 1970 to 2004, Mr. Sher served as the Chief Financial Officer of Schostak Brothers & Co., Inc., a full-service real estate company located in southeast Michigan providing management, development, leasing, office, industrial and marketing services. During his tenure with Schostak Brothers, Mr. Sher also served as Vice Chairman of the Board and Executive Vice President. Prior to Schostak Brothers, Mr. Sher practiced public accountancy with an accounting firm for six years and was a partner when he left the firm. He served as a member of the AICPA Life Insurance Trust from 1999 to 2002 and as its Chairman from 2002 to 2005. He is currently the Treasurer of the AICPA Foundation. Mr. Sher is also a member of the Michigan State Board of Accountancy, which is responsible for the certification and licensure of certified public accountants in Michigan. He also serves on the boards, the finance committees and the audit committees of various charitable and community organizations.
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
     To the best of Origen’s knowledge, there are no material proceedings to which any executive officer or director is a party, or has a material interest, adverse to Origen. To the best of Origen’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer or director during the past five years.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires all of Origen’s directors and executive officers and all persons who own more than 10% of Origen’s common stock to file with the SEC reports of ownership and changes in ownership of Origen’s common stock. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish Origen with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3 and 4 furnished to Origen, or written representations from certain reporting persons that no such forms were required to be filed by such persons, Origen believes that all its directors, executive officers and beneficial owners of more than 10% of its common stock have complied with all filing requirements applicable to them, except that Mr. Galaspie did not timely file one report with respect to one transaction.
Code of Business Conduct and Ethics
     Origen’s Board of Directors has established a Code of Business Conduct and Ethics that applies to all Origen directors, officers, and employees including the principal executive officer, the principal financial and accounting officer and the controller of Origen (and persons performing similar functions). Among other matters, the code of business conduct is designed to deter wrongdoing and to:
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
Audit Committee Matters
     The Board of Directors has established an Audit Committee. The Audit Committee operates pursuant to a written charter that was approved by the Board in January 2004. The Audit Committee, among other functions, (1) oversees the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of Origen’s Board of Directors and reports the results of its activities to the Board, (2) has the sole authority to appoint, retain, terminate and determine the compensation of Origen’s independent accountants, (3) reviews with Origen’s independent accountants the scope and results of the audit engagement, (4) reviews the integrity, adequacy and effectiveness of Origen’s internal controls and financial disclosure process, including the direct supervision of Origen’s Internal Audit Department, (5) approves professional services provided by Origen’s independent accountants, and (6) reviews the independence of Origen’s independent accountants. The current members of the Audit Committee are Messrs. Sher (Chairman), Rogel and Halpern, all of whom are “independent” as that term is defined in the rules of the SEC and applicable Nasdaq Stock Market rules. Origen’s Board has also determined that each of Messrs. Sher, Rogel and Halpern qualifies as an “audit committee financial expert,” as defined by applicable SEC regulations.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     Origen’s executive compensation program has been developed by and is administered by the Compensation Committee of the Board of Directors. The objective of such compensation program is to attract, retain and motivate qualified executives and to align the financial interests of such executives with those of Origen and its shareholders. The program is designed to achieve a targeted level of overall compensation for each executive and is structured around a number of elements, including base salary, cash bonus and equity compensation, each designed to serve a specific purpose, with the overall goal of providing a balanced approach towards the achievement of both near-term and long-term financial and operational goals.
     While the Compensation Committee is currently considering retaining the services of a professional compensation consultant, to-date the Compensation Committee has not retained such services. Committee members have gathered and analyzed compensation data from similar companies in similar industries and have formulated the anticipated cost of and the expected degree of difficulty in replacing Origen’s executives with individuals of comparable experience and skill. Given that Origen’s operations are currently focused in the manufactured housing sector through its loan origination and loan servicing activities, and given that there are very few companies solely devoted to this sector, comparative compensation data is difficult to obtain. However, the skills needed by our executives are much the same as those needed by executives serving in other lending and loan servicing companies, particularly those involved in the financing and servicing of loans on residences. Accordingly, the Compensation Committee has drawn on observations of compensation data from companies involved in mortgage banking. Observations of such data indicate a compensation composition ranging from 30% to 60% salary, 30% to 45% targeted bonus opportunity and equity compensation of 10% to 50% of overall compensation. Within these ranges, the Compensation Committee has selected individual allocations and overall compensation targets that are believed to be consistent with the goals of our compensation program and that reflect the skill and experience of the individual executives. Following is a summary and description of the key elements of the executive compensation program.
     Base Salaries. It is desirable to provide our executives with a level of assured cash compensation consistent with their professional status, experience and abilities. For the top level of executive management, currently considered to be the Chief Executive Officer, the Chief Financial Officer, the President and Head of Operations, and the Executive Vice President of Portfolio Management, base salaries are intended to represent less than 50% of total compensation. The remaining executives (hereinafter referred to as “senior management”), are generally expected to have 50% to 75% of total compensation comprised of base salaries.
     Bonuses. Cash bonuses are awarded based upon corporate and personal performance objectives. The primary purpose of the cash bonus element of our compensation program is to reward executives for the achievement of such performance objectives on an annual basis. At the executive management and senior management levels, corporate financial performance is the primary objective, with adjustments made for personal performance in the discretion of the Compensation Committee. Currently, the Compensation Committee has chosen not to include changes in Origen’s stock price as a performance objective. Origen’s stock is very thinly traded and includes a significant amount of insider ownership. Key corporate financial objectives include net income, as determined by accounting principles generally accepted in the United States of America, measurements of loan performance, such as delinquency statistics, foreclosure/repossession rates and recoveries, and various metrics associated with our asset-backed securitization program. For executive management, bonuses are expected to comprise between 25% to 50% of total compensation, and senior management bonuses are expected to comprise between 15% to 35% of total compensation. While corporate financial performance is the primary consideration in determining executive management and senior management bonuses, we have in the past used other considerations, including personal objectives relevant to each individual’s area of responsibility, and we may determine to utilize such considerations, as well any additional goals and/or objectives deemed appropriate, in the future.
     Equity Compensation. The primary form of equity compensation awarded to-date has been in the form of grants of restricted stock. A modest amount of stock options were awarded coincidental with our formation in October 2003, but the Compensation Committee has chosen not to make subsequent stock option awards. Equity compensation, similar to bonuses, is also intended to reward executives for the achievement of performance objectives, but such objectives are longer term in nature. A significant purpose for equity compensation is to retain valuable executives and senior managers and provide incentives for contributing to the overall success of Origen in order to benefit individually from any improvement in the price of the stock over the long term. Since the grants of restricted stock vest over periods ranging from three to five years, this method of compensation serves this longer-term purpose.
     Although the named executive officers’ salaries are set by the terms of each named executive officer’s employment agreement (discussed below under “Material Information Relating to the Summary Compensation Table and Grants of Plan Based Awards – Employment Agreements”), the Compensation Committee reviews the compensation program on an annual basis and modifies it as necessary. The Chief Executive Officer makes compensation recommendations to the Compensation Committee, which the Compensation Committee considers in making compensation decisions. In addition, the Chief Executive Officer reviews the compensation program periodically and recommends changes to the Compensation Committee. The Compensation Committee believes that the Chief Executive Officer’s role in the compensation program is appropriate and critical because of the Chief Executive Officer’s interaction and evaluation of the performance of those individuals subject to the compensation program.
     Origen does not require its executives to own a certain number of shares of Origen’s stock.
     Set forth below is information regarding compensation earned by or paid or awarded to the following named executive officers of Origen during the year ended December 31, 2006: (i) Ronald A. Klein, our Chief Executive Officer; (ii) W. Anderson Geater, Jr., our Chief Financial Officer; (iii) J. Peter Scherer, our President and Head of Operations; (iv) Mark W. Landschulz, our Executive Vice President of Portfolio Management; and (v) Benton E. Sergi, our Senior Vice President of Operations (the “named executive officers”). Messrs Scherer, Landschulz and Sergi are the three most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer. The identification of such named executive officers is determined based on their total compensation for the year ended December 31, 2006, as reported below in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE
For The Twelve Months Ended
December 31, 2006
     The following table sets forth for each of the named executive officers for the year ended December 31, 2006: (i) the dollar value of base salary earned and paid during the year; (ii) the dollar value of bonuses earned during the year and paid during the first quarter of the following year; (iii) the dollar amount recognized for financial statement reporting purposes of stock awards granted during the year, computed in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment;” (iv) the change in non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year. Note that Origen does not maintain a pension plan. In addition, during the year ended December 31, 2006, there were no stock option awards granted and no awards granted under non-equity incentive plans.

					Change in Non-
					Qualified
					Deferred
Name and				Stock	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Earnings	Compensation	Total
Ronald A. Klein: Chief Executive Officer	2006	$470,077	$300,000	$551,852	$40,000	$852	$1,362,781

W. Anderson Geater, Jr.: Chief Financial Officer	2006	$232,933	$165,000	$157,665	$40,000	$2,264	$597,862

J. Peter Scherer: President and Head of Operations	2006	$230,289	$150,000	$157,572	$40,000	$2,080	$579,941

Mark W. Landschulz: Executive Vice President of Portfolio Management	2006	$218,462	$155,000	$161,485	$40,000	$480	$575,427

Benton E. Sergi: Senior Vice President of Operations	2006	$202,308	$75,000	$40,809	$22,500	$344	$340,961

(1)	Amounts computed in accordance with SFAS 123(R). See Note 13 – “Share-Based Compensation Plan,” included in Item 8 of Origen’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 15, 2007.

Grants of Plan-Based Awards
     The following table sets forth information regarding all plan-based awards that were made to the named executive officers during the year ended December 31, 2006. Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year. The information supplements the dollar value disclosure of the stock awards in the Summary Compensation Table by providing additional details about such awards. None of the awards granted to the named executive officers during the year represented non-equity incentive plan awards or equity incentive-based awards subject to a performance condition or a market condition as those terms are defined by SFAS 123(R).

		All Other Stock
Name and		Awards: Number of	Stock Awards: Grant
Principal Position	Grant Date	Shares of Stock	Date Fair Value(1)
Ronald A. Klein: Chief Executive	June 15, 2006	25,000	$153,750
Officer	July 14, 2006	175,000	$1,078,000

W. Anderson Geater, Jr.:	June 15, 2006	25,000	$153,750
Chief Financial Officer	December 28, 2006	30,000	$189,300

J. Peter Scherer:	June 15, 2006	25,000	$153,750
President and Head of Operations	December 28, 2006	25,000	$157,750

Mark W. Landschulz :	June 15, 2006	30,000	$184,500
Executive Vice President of Portfolio Management	December 28, 2006	25,000	$157,750

Benton E. Sergi: Senior Vice President of Operations	June 15, 2006	10,000	$61,500

(1)	The grant date fair values were as follows: $6.15 per share on June 15, 2006, $6.16 per share on July 14, 2006 and $6.31 per share on December 28, 2006.
Material Information Relating to the Summary Compensation Table and Grants of Plan Based Awards
General
     The stock awards granted to the above named executive officers on June 15, 2006 and July 14, 2006 vest in equal amounts on May 8, 2007, 2008, 2009, 2010 and 2011. The stock awards granted to the above named executive officers on December 28, 2006 vest in equal amounts on October 8, 2007, 2008, 2009, 2010 and 2011. All dividends and other distributions on the shares are paid in cash to the applicable holder of the stock at rates determined by the Board of Directors from time to time.
     Stock awards may be granted to the named executive officers upon approval by the Compensation Committee or, in certain instances, the full Board of Directors. With the exception of the Chief Executive Officer as described above, the named executive officers do not have a role in determining the terms of the stock awards, including the amount to be awarded.
     The stock awards are granted on an annual basis, generally in the second quarter, but subsequent awards may be made throughout the remainder of the fiscal year as determined by the Compensation Committee or the Board of Directors.
     Origen’s executive compensation program, including the mix of the base salary element, the bonus element and the equity compensation element, and the proportion of each to total compensation, varies based on the individual named executive officer. In the aggregate, the salaries and bonuses earned by the named executive officers in 2006 equaled 64% of their aggregate total compensation. The following table shows each named executive officer’s salary and bonus in proportion to his total compensation:

					Total Salary and Bonus
Name and			Total Salary	Total	in Proportion to Total
Principal Position	Salary	Bonus	and Bonus	Compensation	Compensation
Ronald A. Klein: Chief Executive Officer	$470,077	$300,000	$770,077	$1,362,781	57%

W. Anderson Geater, Jr.: Chief Financial Officer	$232,933	$165,000	$397,933	$597,862	67%

J. Peter Scherer: President and Head of Operations	$230,289	$150,000	$380,289	$579,941	66%

Mark W. Landschulz : Executive Vice President of Portfolio Management	$218,462	$155,000	$373,462	$575,427	65%

Benton E. Sergi: Senior Vice President of Operations	$202,308	$75,000	$277,308	$340,961	81%
Employment Agreements
     Origen and Origen Financial, L.L.C. have entered into employment agreements with each of the named executive officers, pursuant to which Origen Financial, L.L.C. pays the executives’ salaries. Each of Origen’s executives is also an officer of Origen Financial, L.L.C.
     Ronald A. Klein, Chief Executive Officer
     On July 14, 2006, Origen and Origen Financial, L.L.C entered into an employment agreement with Ronald A. Klein, Origen’s Chief Executive Officer. Mr. Klein’s employment agreement is for an initial three-year term ending July 14, 2009 and is automatically renewable for successive one-year terms thereafter unless either party timely terminates the agreement. The employment agreement provides for an annual base salary of $495,000 in the first year, $520,000 in the second year, and $545,000 in the third year. If the agreement is automatically renewed beyond the initial three-year term, Mr. Klein’s base salary will increase by 5% during each successive one-year term. In addition to his base salary, Mr. Klein is entitled to annual incentive compensation of up to 100% of his then current base salary if he satisfies certain individual and company performance criteria established from time to time by Origen’s Board of Directors.
     In connection with the execution of the employment agreement, Origen issued Mr. Klein 175,000 restricted shares of its common stock, as discussed under the heading “Grants of Plan Based Awards” above. The shares vest in five equal annual installments of 35,000 shares on each of May 8, 2007, 2008, 2009, 2010 and 2011.
     The non-competition provision of the employment agreement generally precludes Mr. Klein from engaging, directly or indirectly in the United States or Canada in the manufactured housing finance business or any ancillary business of Origen during the term of his employment with Origen and for a period of twelve months following the period he is employed by Origen, subject to certain conditions and exceptions. Mr. Klein will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to two years after termination of the employment agreement.
     Under the employment agreement, Mr. Klein will be entitled to a severance payment equal to (a) two years’ salary and target bonus if the employment agreement is terminated by Origen without cause (as defined below) or by Mr. Klein for good reason (as defined below), or if Mr. Klein dies or becomes disabled, or (b) one year’s salary if Origen does not renew the term of the contract at the end of its initial term or any subsequent renewal term.
     For purposes of Mr. Klein’s employment agreement, “good reason”, as it relates to the executive’s severance payments upon his termination of the agreement for good reason described in the preceding paragraph, means (i) a substantial adverse change, not consented to by the executive, in the nature or scope of his responsibilities, authorities or duties, (ii) a substantial involuntary reduction in the executive’s base salary except for an across-the-board salary reduction similarly affecting all or substantially all employees, or (iii) the relocation of the executive’s principal place of employment to another location of Origen outside a sixty mile radius from the location of the executive’s principal place of employment as of the date of the agreement.
     For purposes of Mr. Klein’s employment agreement, “cause” means: (i) a material breach of any provision of the employment agreement by the executive (after opportunity to cure for 20 days upon receipt of notice of breach), (ii) the executive’s failure or refusal, in any material manner, to perform all lawful services required of him pursuant to his agreement (after opportunity to cure for 20 days upon receipt of notice of breach), (iii) the executive’s commission of fraud, embezzlement or theft, or a crime constituting moral turpitude that renders his continued employment harmful to Origen, (iv) the executive’s misappropriation of company assets or property, including, without limitation, obtaining reimbursement through fraudulent vouchers or expense reports, or (v) the executive’s conviction or the entry of a plea of guilty or no contest by the executive with respect to any felony or other crime that adversely affects Origen’s reputation or business.
     Upon a change in control of Origen, Mr. Klein may be entitled to a change in control payment equal to 2.99 times the sum of (a) his then current base salary, and (b) fifty percent of his then-current target bonus. The change in control payment will be payable if (i) Mr. Klein is still employed by Origen on the first anniversary of the change in control, (ii) during such one-year period Mr. Klein’s employment is terminated without cause by Origen, Mr. Klein resigns with good reason (as defined below) or Mr. Klein dies or becomes disabled, or (iii) Origen terminates Mr. Klein’s employment in anticipation of a change in control during a specified period before the closing of the change in control transaction. If, in addition to the change in control payment under the employment agreement, Mr. Klein is entitled to a payment from Origen upon a change in control or similar event under Origen’s Retention Plan or any other plan or agreement, Origen will be obligated to pay only the greater of the change of control payment described in the employment agreement and such other plan or agreement.
     For purposes of Mr. Klein’s employment agreement, “good reason”, as it relates to the executive’s severance payments upon his termination of the agreement for good reason after a change of control only, as described in the preceding paragraph, means (i) a substantial involuntary reduction in the executive’s base salary except for an across-the-board salary reduction similarly affecting all or substantially all employees, or (ii) the relocation of the executive’s principal place of employment to another location of Origen outside a sixty mile radius from the location of the executive’s principal place of employment as of the date of the agreement.
     For purposes of Mr. Klein’s employment agreement, a “change control” includes the following: (i) an event or series of events by which any person together with all affiliates and associates of such person, shall become the beneficial owner, directly or indirectly, of more than 50% of the combined voting power of Origen’s then outstanding securities having the right to vote in an election of the Board of Directors, other than as a result of an acquisition of securities directly from Origen, (ii) (1) any consolidation or merger of Origen in which the stockholders of Origen immediately prior to the consolidation or merger would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate more than 50% of the voting shares of the corporation issuing cash or securities in the consolidation or merger or (2) any sale, lease, exchange or other transfer to an unrelated party, in one transaction or a series of transactions contemplated or arranged by any party as a single plan, of all or substantially all of Origen’s assets; (iii) the approval of Origen’s stockholders of any plan or proposal for the liquidation or dissolution of Origen; or (iv) where the persons who, as of the employment agreement date, constitute Origen’s Board of Directors (the “incumbent directors”) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board of Directors, provided that any person becoming a director of Origen subsequent to such date shall be considered an incumbent director if such person’s election was approved by or such person was nominated for election by either (1) a vote of at least two-thirds of the incumbent directors or (2) a vote of at least a majority of the incumbent directors who are members of a nominating committee of the Board of Directors comprised, in the majority, of incumbent directors; provided further, however, that notwithstanding the foregoing, any director designated by a person or entity that has entered into an agreement with Origen to effect a transaction described in clauses (i), (ii) or (iii) above, shall not be deemed to be an incumbent director.
     If any severance payments or change in control payments to Mr. Klein under the agreement collectively constitute a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code, thereby requiring the payment of excise taxes, then Origen will gross up such payments to cover all applicable excise taxes.
W. Anderson Geater, Jr., Chief Financial Officer, J. Peter Scherer, President and Head of Operations and Mark Landschulz , Executive Vice President, Portfolio Management
     On December 28, 2006, Origen and its primary operating subsidiary Origen Financial L.L.C. entered into employment agreements with each of W. Anderson Geater, Jr., Origen’s Chief Financial Officer; J. Peter Scherer, Origen’s President and Head of Operations; and Mark Landschulz, Origen’s Executive Vice President, Portfolio Management. The effective date of each employment agreement is October 8, 2006, which is the date the previous employment agreement of each executive expired.
     Each executive’s employment agreement is for an initial three-year term ending October 8, 2009 and is automatically renewable for successive one-year terms thereafter unless either party timely terminates the agreement. Mr. Geater’s employment agreement provides for an annual base salary of $262,500 in the first year, $275,000 in the second year, and $300,000 in the third year. Each of Mr. Scherer’s and Mr. Landschulz’s employment agreement provides for an annual base salary of $250,000 in the first year, $275,000 in the second year, and $300,000 in the third year. If an executive’s employment agreement is automatically renewed beyond the initial three-year term, his base salary will increase by 5% during each successive one-year term. In addition to his base salary, each executive is entitled to annual incentive compensation of up to 100% of his then current base salary if he satisfies certain individual and company performance criteria established from time to time by Origen’s Board of Directors.
     In connection with the execution of the employment agreement, Origen issued Mr. Geater 30,000 restricted shares of common stock and issued each of Mr. Scherer and Mr. Landschulz 25,000 restricted shares of common stock, as discussed under the heading “Grants of Plan Based Awards” above. Each executive’s shares vest in five equal annual installments of 6,000 shares (in Mr. Geater’s case) or 5,000 shares (in Mr. Scherer’s and Mr. Landschulz’s cases) on each of October 8, 2007, 2008, 2009, 2010 and 2011.
     Under their respective employment agreements, each of Mr. Geater, Mr. Scherer and Mr. Landschulz will be entitled to the following severance compensation:
(A) if the employment agreement is terminated by Origen without cause or by the executive for good reason, (i) Origen will pay the executive an amount equal to his then-current base salary, (ii) Origen will continue to provide health care coverage and other benefits for which the executive continues to be eligible under Origen’s benefits plans for the applicable severance period (as defined below), provided that Origen’s obligation to provide the benefits described in this clause (ii) will terminate to the extent that a subsequent employer provides similar coverage, and (iii) the vesting of all of the executive’s unvested options and shares of restricted stock will be accelerated;
(B) if the executive dies or becomes disabled, (i) Origen will pay the executive an amount equal to his then-current base salary, (ii) Origen will continue to provide health care coverage and other benefits for the same period and on the same terms as described in clause (A)(ii) above, and (iii) the vesting of all of the executive’s unvested options and shares of restricted stock will be accelerated; and
(C) if the executive’s employment is terminated because Origen does not renew the term of the employment agreement at the end of its initial term or any subsequent renewal term, (i) Origen will pay the executive an amount equal to his then-current base salary, and (ii) the vesting of all of the executive’s unvested options and shares of restricted stock will be accelerated.
     The “severance period” means 24 months with respect to Mr. Geater and 18 months with respect to each of Mr. Scherer and Mr. Landschulz.
     If payable, the severance payment will be in addition to any non-compete payment or change of control payment described below to which the executive is entitled.
     The non-competition provision of each executive’s employment agreement generally precludes the executive from engaging, directly or indirectly in the United States or Canada in the manufactured housing finance business or any ancillary business of Origen during the term of his employment with Origen and for a period of 18 months following the period he is employed by Origen, subject to certain conditions and exceptions. Each executive will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to 18 months after termination of the employment agreement. In consideration of each executive’s covenant not to compete, Origen will pay the executive a non-compete payment, but only if the employment agreement is terminated by Origen without cause or by the executive for good reason. The amount payable to Mr. Geater is $849,615 and the amount payable to each of Mr. Scherer and Mr. Landschulz is $560,000. No portion of such amount will be payable to an executive after any breach of his covenant not to compete. Fifty percent of each executive’s non-compete payment will be payable in equal monthly installments during the period between six months after his termination date and the end of his non-compete period. The remaining 50% of such amount will be payable at the end of the non-compete period. If the executive dies during the non-compete period, Origen will pay all remaining non-compete payments to his estate. If payable, the non-compete payment will be in addition to any severance payment described above or change of control payment described below to which the executive is entitled.
     Upon a change in control of Origen, each executive may be entitled to a change in control payment equal to 2.0 times the sum of (a) his then current base salary, and (b) fifty percent of his then-current target bonus. Each executive’s change in control payment generally will be payable within five days after the first anniversary of the change of control event notwithstanding the foregoing: (i) no change of control payment will be payable if the executive is terminated for cause or resigns without good reason before the first anniversary of the change in control event, (ii) if during the six-month period following the change of control event his employment is terminated without cause by Origen or he resigns with good reason; (iii) if during the one-year period following the change of control event he dies or becomes disabled, and (iv) if Origen terminates his employment in anticipation of a change in control during a specified period before the closing of the change in control transaction. In addition to the change in control payment under their respective employment agreements, if any executive is entitled to a payment Origen must make the change of control payment six months after the executive’s termination date from Origen upon a change in control or similar event under the Origen Financial, Inc. Retention Plan or any other plan or agreement. Origen will be obligated to pay only the greater of the change of control payment described in the executive’s employment agreement and such other plan or agreement. If payable, the change of control payment will be in addition to any severance payment or non-compete payment described above to which the executive is entitled.
     If any severance payments or change in control payments to an executive under his employment agreement collectively constitute a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code, thereby requiring the payment of excise taxes, then Origen will gross up such payments to cover all applicable excise taxes.
     For purposes of the employment agreements of each of Mr. Geater, Mr. Scherer and Mr. Landschulz, “cause”, “good reason” as it relates to the executive’s severance payments upon his termination of the agreement for good reason generally, and “good reason”, as it relates to the executive’s severance payments upon his termination of the agreement for good reason after a change of control, have the same meaning as those applicable to Mr. Klein, as described above.
     Benton E. Sergi, Senior Vice President of Operations
     On March 31, 2007 Mr. Sergi completed the final year of a three-year employment agreement. Discussions are currently in progress with Mr. Sergi regarding the renewal of his contract. In the meantime, under the provisions of the agreement, the term of the agreement has been automatically extended to March 31, 2008. Mr. Sergi’s annual salary through March 31, 2007 was $205,000 and his annual salary for the year ending March 31, 2008 is $215,250. Under the terms of the agreement, Mr. Sergi is eligible for a performance bonus of up to 50% of his base salary. Under the agreement, Mr. Sergi is entitled to the following severance compensation:
(A) if the employment agreement is terminated by Origen without cause, Origen will pay the executive an amount equal to his then-current base salary over the severance period; and
(B) if the executive dies or becomes disabled, Origen will pay the executive an amount equal to his then- current base salary over the severance period.

     The “severance period” means 12 months with respect to Mr. Sergi.
     For purposes of Mr. Sergi’s employment agreement, “cause” means: (i) a material breach of any provision of the employment agreement by the executive (after opportunity to cure for 20 days upon receipt of notice of breach), (ii) any action (or failure to act) by the executive that involves malfeasance, fraud or moral turpitude, or which, if generally known, would or might have a material adverse effect on Origen or its reputation.
     The non-competition provision of Mr. Sergi’s employment agreement generally precludes the executive from engaging, directly or indirectly in the United States or Canada in the manufactured housing finance business or any ancillary business of Origen during the term of his employment with Origen and for a period of 12 months following the period he is employed by Origen, subject to certain conditions and exceptions. The executive will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to 12 months after termination of the employment agreement.
Outstanding Equity Awards at Fiscal Year End
     The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2006, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards(1)
	Number of Securities	Number of Securities	Option	Option
Name and	Underlying Unexercised	Underlying Unexercised	Exercise	Expiration
Principal Position	Options Exercisable(2)	Options Unexercisable	Price	Date
Ronald A. Klein: Chief Executive Officer	25,000	0	$10.00	October 8, 2013

W. Anderson Geater, Jr.: Chief Financial Officer	15,000	0	$10.00	October 8, 2013

J. Peter Scherer: President and Head of Operations	15,000	0	$10.00	October 8, 2013

Mark W. Landschulz : Executive Vice President of Portfolio Management	15,000	0	$10.00	October 8, 2013

Benton E. Sergi: Senior Vice President of Operations	12,500	0	$10.00	October 8, 2013

(1)	None of the options were in-the-money as of December 31, 2006.

(2)	Mr. Klein, Mr. Geater, Mr. Scherer and Mr. Landschulz’s option awards were all granted on October 8, 2003. Mr. Sergi’s options were granted on January 29, 2004.

	Stock Awards
		Number of Shares of
Name and		Stock that Have	Market Value of Shares
Principal Position	Stock Award Date	Not Vested(1)	of Stock that Have Not Vested(2)
Ronald A. Klein:	May 8, 2005	66,667
Chief Executive Officer	June 15, 2006	25,000
	July 14, 2006	175,000	$1,826,669

W. Anderson Geater, Jr.:	May 8, 2005	20,000
Chief Financial Officer	June 15, 2006	25,000
	December 28, 2006	30,000	$513,750

J. Peter Scherer:	May 8, 2005	20,000
President and	June 15, 2006	25,000
Head of Operations	December 28, 2006	25,000	$479,500

Mark W. Landschulz :	May 8, 2005	20,000
Executive Vice	June 15, 2006	30,000
President of Portfolio Management	December 28, 2006	25,000	$513,750

Benton E. Sergi: Senior Vice President of	May 8, 2005	3,334
Operations	June 15, 2006	10,000	$91,337

(1)	Mr. Klein’s shares vest as follows: 73,333 shares on May 8, 2007, 73,334 shares on May 8, 2008, 40,000 shares on May 8, 2009, 40,000 shares on May 8, 2010 and 40,000 shares on May 8, 2011. Mr. Geater’s shares vest as follows: 15,000 shares on May 8, 2007, 6,000 shares on October 8, 2007, 15,000 shares on May 8, 2008, 6,000 shares on October 8, 2008, 5,000 shares on May 8, 2009, 6,000 shares on October 8, 2009, 5,000 shares on May 8, 2010, 6,000 shares on October 8, 2010, 5,000 shares on May 8, 2011 and 6,000 shares on October 8, 2011. Mr. Scherer’s shares vest as follows: 15,000 shares on May 8, 2007, 5,000 shares on October 8, 2007, 15,000 shares on May 8, 2008, 5,000 shares on October 8, 2008, 5,000 shares on May 8, 2009, 5,000 shares on October 8, 2009, 5,000 shares on May 8, 2010, 5,000 shares on October 8, 2010, 5,000 shares on May 8, 2011 and 5,000 shares on October 8, 2011. Mr. Landschulz ’s shares vest as follows: 16,000 shares on May 8, 2007, 5,000 shares on October 8, 2007, 16,000 shares on May 8, 2008, 5,000 shares on October 8, 2008, 6,000 shares on May 8, 2009, 5,000 shares on October 8, 2009, 6,000 shares on May 8, 2010, 5,000 shares on October 8, 2010, 6,000 shares on May 8, 2011 and 5,000 shares on October 8, 2011. Mr. Sergi’s shares vest as follows: 3,667 shares on May 8, 2007, 3,667 shares on May 8, 2008, 2,000 shares on May 8, 2009, 2,000 shares on May 8, 2010 and 2,000 shares on May 8, 2011.

(2)	Market value is based on the closing market price on the last business day of the fiscal year, which was $6.85 per share.

Option Exercises and Stock Vested
     During the year ended December 31 2006, no named executive officer exercised any options. The following table sets forth information regarding the vesting of restricted stock during the year ended December 31, 2006 for each of the named executive officers on an aggregate basis:

	Stock Awards
Name and	Number of Shares
Principal Position	Acquired Upon Vesting	Value Realized Upon Vesting
Ronald A. Klein:	75,000	$461,250
Chief Executive Officer

W. Anderson Geater, Jr.:	26,667	$164,002
Chief Financial Officer

J. Peter Scherer:	26,667	$164,002
President and Head of Operations

Mark W. Landschulz :	26,667	$164,002
Executive Vice President of Portfolio Management

Benton E. Sergi:	6,665	$40,990
Senior Vice President of Operations
Pension Benefits
     Origen does not maintain a pension plan.
Non-Qualified Deferred Compensation
     The following table sets forth non-qualified deferred compensation accumulated during the year ended December 31, 2006 for each of the named executive officers:

			Aggregate
	Executive	Registrant	Earnings in	Aggregate	Aggregate
Name and	Contributions in	Contributions in	Last Fiscal	Withdrawals /	Balance at
Principal Position	Last Fiscal Year	Last Fiscal Year	Year	Distributions	Last FYE
Ronald A. Klein:	$0	$0	$40,000	$0	$200,000
Chief Executive Officer
W. Anderson Geater, Jr.:	$0	$0	$40,000	$0	$200,000
Chief Financial Officer
J. Peter Scherer:	$0	$0	$40,000	$0	$200,000
President and Head of Operations
Mark W. Landschulz :	$0	$0	$40,000	$0	$200,000
Executive Vice President of Portfolio Management
Benton E. Sergi:	$0	$0	$22,500	$0	$67,500
Senior Vice President of Operations

     All amounts detailed above under the heading, “Non-Qualified Deferred Compensation Earnings,” are included in the Summary Compensation Table under the heading, “Non-Qualified Deferred Compensation Earnings.”
     Origen’s non-qualified deferred compensation plan provides supplemental compensation to certain executive officers and employees on a deferred basis. It also provides Origen with key man insurance coverage for each of the named executive officers as well as certain other officers and employees. The plan was initiated by one of Origen’s predecessors in year 2002, in an environment where no equity capital was available to compensate key members of management. The plan was intended to attract and maintain qualified individuals in key positions. The plan is not performance based and the investments are not directed by either the employee or Origen. The vesting amounts, vesting schedule and employee payment schedules are all fixed upon the employee’s entrance into the plan. The deferred compensation under the plan vests over a ten-year period, with the first 30% vesting on the third anniversary of the employee’s participation in the plan, and the remainder vesting at a rate of 10% per year, until the tenth anniversary of the employee’s participation in the plan. The deferred compensation is paid to the employee, in a lump sum, following the tenth anniversary of the participant’s enrollment in the plan. If a participant’s employment is terminated for any reason after the third anniversary, but before the tenth anniversary, of his or her enrollment in the plan, Origen will pay the participant his or her vested portion of the deferred compensation, in a lump sum, following the tenth anniversary of his or her enrollment in the plan. If a participant dies before he or she has been enrolled in the plan for ten years, Origen has no obligation to pay any amount to the participant or the participant’s beneficiaries. Origen closed the plan to any new participants after year 2005.
     Origen’s predecessor adopted a split-dollar life insurance plan that, through individual life insurance policies, provides death benefits to a participant’s beneficiaries and coordinates with the deferred compensation plan described above. Under the split-dollar plan, Origen is the sole owner of each life insurance policy and pays all premiums due under the policies. Upon a participant’s death, a portion of the death benefit is paid to Origen. It is intended that the policies under the split-dollar plan provide key man insurance benefits to Origen, and the cash build-up in the policies is intended to fund the payment of benefits under the deferred compensation plan described above. Participation in the split-dollar plan terminates upon the earlier of a participant’s death or the tenth anniversary of a participant’s enrollment in the deferred compensation plan. In addition, the split-dollar plan will be terminated, as to all participant’s, upon the total cessation Origen’s business, if Origen files for bankruptcy, if it is put into receivership or if it is dissolved. Upon the plan’s termination, participants have the right to acquire the life insurance policy from Origen for the then current cash surrender value of the policy.
Disclosure Regarding Termination and Change In Control Provisions
     The following table describes and quantifies potential payments to named executive officers under existing contracts and agreements that provide for payments in the event of any termination of employment or change of control event (each, a “triggering event”). Termination of employment includes severance, constructive termination and resignation. Currently there are no contracts or agreements in place that provide for any form of retirement benefits, and accordingly, retirement is excluded from the definition of a termination of employment for purposes of this table. For illustrative purposes, a triggering event is assumed to have occurred on the last business day of 2006. See the section entitled “Material Information Relating to the Summary Compensation Table and Grants of Plan Based Awards – Employment Agreements” for additional information regarding the named executive officers’ rights upon a triggering event. Also see “Employment Agreements” for a narrative description of the triggering events and compensation payable to each of Messrs. Klein, Geater, Scherer and Landschulz upon the occurrence of a triggering event. The following table also quantifies such payments.
     In June 2006, Origen adopted the Origen Financial, Inc. Retention Plan, which was implemented in order to provide plan participants with reasonable and fair protection from the risks presented by the possibility of a change of control. Participants in the plan may receive payments upon a change of control of Origen. To date, none of the named executive officers nor any other employee, director or other person has been designated to participate in the Retention Plan. The level of participation in the plan will be at the discretion of the Compensation Committee.

	Klein	Geater	Scherer	Landschulz	Sergi
Assumptions and Contractual Factors
Stock price at trigger date	$6.85	$6.85	$6.85	$6.85	$6.85
Number of unvested shares held at trigger date	266,667	75,000	70,000	75,000	13,334
Base salary on trigger date	$495,000	$262,500	$250,000	$250,000	$205,000
Contractual bonus opportunity (% of base salary)	100.00%	100.00%	100.00%	100.00%	50.00%
Change of control salary and bonus multiple	2.99	2.00	2.00	2.00	N/A
Change of control, % of bonus opportunity	50.00%	50.00%	50.00%	50.00%	N/A
Termination without cause, % of bonus opportunity	100.00%	100.00%	100.00%	100.00%	0.00%
Termination without cause, salary and bonus multiple	2.00	1.00	1.00	1.00	1.00
Contractual Payments In The Event Of Change of Control:
Accelerated vesting of restricted stock awards	$1,826,669	$513,750	$479,500	$513,750	N/A
Change of control payment-salary	$1,480,050	$525,000	$500,000	$500,000	N/A
Change of control payment-bonus	$740,025	$262,500	$250,000	$250,000	N/A
Total cash payments	$2,220,075	$787,500	$750,000	$750,000	N/A
Lump-sum cash payment date	12/31/07	1/5/08	1/5/08	1/5/08	N/A
Termination of Employment Without Cause:
Accelerated vesting of restricted stock awards (1)	$1,826,669	$513,750	$479,500	$513,750	$91,337
Severance payment — salary	$990,000	$262,500	$250,000	$250,000	$205,000
Severance payment — bonus	$990,000	$0	$0	$0	$0
Total cash payment amount	$1,980,000	$262,500	$250,000	$250,000	$205,000
Cash payment date	Pro rata over 24 months	7/1/07	7/1/07	7/1/07	Pro rata over 12 months
Resignation With Good Reason:
Accelerated vesting of restricted stock awards (1)	$1,826,669	$513,750	$479,500	$513,750	$0
Severance payment — salary	$990,000	$262,500	$250,000	$250,000	$0
Severance payment — bonus	$990,000	$0	$0	$0	$0
Total cash payment amount	$1,980,000	$262,500	$250,000	$250,000	$0
Cash payment date	Pro rata over 24 months	7/1/07	7/1/07	7/1/07	N/A
Non-competition Agreement:
Non-compete period	24 months	24 months	18 months	18 months	12 months
Contractual cash payment (50% paid monthly from 7/1/07 through 12/31/08; 50% paid on 12-31-08)	$0	$849,615	$560,000	$560,000	$0
Termination of Employment For Cause, or Resignation Without Good Reason:
Accelerated vesting of restricted stock awards	$0	$0	$0	$0	$0
Severance salary payment	$0	$0	$0	$0	$0
Severance bonus payment	$0	$0	$0	$0	$0
Total cash payment amount	$0	$0	$0	$0	$0

(1)	Coincides with change of control triggering event; not an additional item of compensation.

Director Compensation
     The following table sets forth information regarding the compensation received by each of Origen’s non-employee Directors during the year ended December 31, 2006:

	Fees Earned or Paid in	Stock		All Other
Name	Cash	Awards(1)		Compensation	Total
Paul A. Halpern	$40,000	$25,621	(2)	$0	$65,621
Richard H. Rogel	$41,500	$25,621	(2)	$0	$67,121
Gary A. Shiffman	$31,000	$25,621	(2)	$0	$56,621
Michael J. Wechsler	$38,685	$25,621	(2)	$0	$64,306
James A. Williams	$61,000	$25,621	(2)	$0	$86,621

(1)	Amounts computed in accordance with SFAS 123(R). See Note 13 – “Share-Based Compensation Plan,” included in Item 8 of Origen’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 15, 2007.

(2)	The grant date fair value each of Messrs. Halpern, Rogel, Shiffman, Wechsler and Williams’ equity awards was $30,750, which was based on the grant date fair value of $6.15 per share. The aggregate number of stock awards outstanding at fiscal year end was 8,334 for each of Messrs. Halpern, Rogel, Shiffman, Wechsler and Williams.
     Origen pays an annual director’s fee of $25,000 to each non-employee director payable quarterly. Origen pays each non-employee director meeting fees of $1,000 per meeting attended in person and $500 per telephonic meeting. Origen also reimburses all costs and expenses of all Directors for attending each meeting. In addition to their annual director’s fees, the Chairman of the Board of Directors receives an additional annual fee of $20,000, effective January 1, 2007, the Chairman of the Audit Committee receives an annual additional fee of $15,000 (raised to $20,000 effective January 1, 2007) and other members of the Audit Committee receive an annual committee fee of $5,000. Members of the Compensation Committee receive an annual committee fee of $5,000. Directors who are also employees are not separately compensated for services as a director. Mr. Klein, the Chief Executive Officer, is a Director, and his compensation is disclosed above.
     Under Origen’s 2003 Equity Incentive Plan, the Board of Directors has the discretion to grant awards under the plan to non-employee Directors with such vesting and exercise provisions as the Board of Directors may determine at the date of grant. On June 15, 2006, Origen granted all Directors other than Mr. Klein an award of 5,000 restricted shares of common stock. The shares vest in equal installments on May 8, 2007, 2008, 2009, 2010 and 2011. Dividends and other distributions on the shares of restricted stock will be paid to the Directors.
Compensation Committee Report
     The compensation committee of the Board of Directors has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in Origen’s proxy statement and Annual Report on Form 10-K.
Respectfully submitted,
Members of the Compensation Committee:
Michael J. Wechsler
Richard H. Rogel
Robert S. Sher
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     The members of the Compensation Committee are currently Messrs. Wechsler (Chairman), Rogel and Sher. During 2006 the members of the Compensation Committee were James A. Williams (Chairman) and

Messrs. Wechsler and Rogel. During 2006 and currently, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee, none of our employees serve on the Compensation Committee and all of the Compensation Committee’s members are independent directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of April 20, 2007, based upon information available to Origen, the shareholdings of: (a) each person known to Origen to be the beneficial owner of more than 5% of Origen’s common stock; (b) each of Origen’s directors; (c) each Named Executive Officer; and (d) all of Origen’s executive officers and directors as a group.
     Except as otherwise noted, the beneficial owners named in the following table have sole voting and investment power with respect to all shares of Origen’s common stock shown as beneficially owned by them, subject to community property laws, where applicable.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Percent(1)
Ronald A. Klein	568,238	(2)	2.2%
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Gary A. Shiffman	5,022,500	(3)	19.4%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Paul A. Halpern	1,772,500	(4)	6.9%
2300 Harmon Road Auburn Hills, MI 48326

Richard H. Rogel	47,500	(5)	*
56 Rose Crown Avon, CO 81260

Robert S. Sher	0		*
17672 Laurel Park Drive North, Suite 400E Livonia, MI 48152

Michael J. Wechsler	22,500	(5)	*
625 Madison Avenue New York, NY 10021

J. Peter Scherer	138,152	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

W. Anderson Geater, Jr.	136,774	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Mark W. Landschulz	138,635	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Benton E. Sergi	42,585	(7)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Sun OFI, LLC	5,000,000	(8)	19.3%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Woodward Holding, LLC	1,750,000	(9)	6.8%
2300 Harmon Road Auburn Hills, MI 48326

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Percent(1)
Third Avenue Management LLC	2,286,168	(10)	8.8%
622 Third Avenue, 32nd Floor New York, NY 10017

Ronald R. Redfield	1,915,680	(11)	7.4%
c/o Redfield, Blonsky & Co., LLC 15 N. Union Avenue, PO Box 1103 Cranford, NJ 07016

Robert E. Robotti	2,241,963	(12)	8.7%
c/o Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017

All directors and executive officers as a Group (14 persons)	7,983,948	(13)	30.7%

*	Holdings represent less than 1% of all shares outstanding.

(1)	In accordance with SEC regulations, the percentage calculations are based on 25,864,901 shares of common stock issued and outstanding as of April 20, 2007, plus shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 20, 2007 by each individual or entity listed.

(2)	Includes (i) 10,000 shares held in a trust of which Mr. Klein is the beneficiary, and (ii) 25,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 20, 2007.

(3)	Includes (i) 5,000,000 shares held by Sun OFI, LLC, an affiliate of Sun Communities, Inc., which are attributed to Mr. Shiffman because he is the Chairman, President and Chief Executive Officer of Sun Communities, Inc., of which shares Mr. Shiffman disclaims beneficial ownership, and (ii) 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 20, 2007. Does not include 1,025,000 shares held by Shiffman Origen LLC. Mr. Shiffman has an indirect pecuniary interest in approximately 9% of the shares held by Shiffman Origen LLC but does not have share voting or investment control over the shares held by this entity.

(4)	Includes (i) 1,750,000 shares held by Woodward Holding, LLC, which are attributed to Mr. Halpern because he is its sole manager, of which shares Mr. Halpern disclaims beneficial ownership, and (ii) 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 20, 2007.

(5)	Includes 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 20, 2007.

(6)	Includes 15,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 20, 2007.

(7)	Includes 12,500 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 20, 2007.

(8)	Sun OFI, LLC is an affiliate of Sun Communities, of which Mr. Shiffman is the Chairman, President and Chief Executive Officer. Mr. Shiffman is the sole manager of Sun OFI, LLC. Mr. Shiffman has sole voting and dispositive power with respect to all the shares held by Sun OFI, LLC. Mr. Shiffman disclaims beneficial ownership of the shares held by Sun OFI, LLC.

(9)	Mr. Halpern is the sole manager of Woodward Holding, LLC. Mr. Halpern has sole voting and dispositive power with respect to all the shares held by Woodward Holding, LLC. Mr. Halpern disclaims beneficial ownership of the shares held by Woodward Holding, LLC.

(10)	Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2007, Third Avenue Management LLC has sole voting power with respect to 2,230,518 of these shares and sole dispositive power with respect to all 2,286,168 of these shares.

(11)	Based on information contained in a Schedule 13G filed with the SEC on January 22, 2007, Mr. Redfield has sole voting power and sole dispositive power with respect to 34,934 of these shares and shared dispositive power with respect to 1,880,746 of these shares. Redfield, Blonsky & Co., LLC is also a reporting person included on the Schedule 13G.

(12)	Based on information contained in a Schedule 13D/A filed with the SEC on February 27, 2007, Mr. Robotti has shared voting power and shared dispositive power with respect to all 2,241,963 of these shares. Other reporting persons included on the Schedule 13D/A are Robotti & Company, Incorporated, Robotti & Company, LLC, Robotti & Company Advisors, LLC, Kenneth R. Wasiak, Ravenswood Management Company, L.L.C. and The Ravenswood Investment Company, L.P.

(13)	Includes 147,500 shares of common stock that may be acquired pursuant to options, which are fully vested.
Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under Origen’s equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of		for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by stockholders	243,500	$10.00	275,987
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
TOTAL	243,500	$10.00	275,987
Item 13. Certain Relationships and Related Transactions
     Gary A. Shiffman, one of the Origen’s directors, is the Chairman of the Board, President and Chief Executive Officer of Sun Communities, Inc., which owns approximately 19% of Origen’s outstanding common stock. Mr. Shiffman beneficially owns approximately 19% of Origen’s outstanding stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities, Inc. Mr. Shiffman and his affiliates beneficially own approximately 11% of the outstanding common stock of Sun Communities, Inc. He is the President of Sun Home Services, Inc. (“Sun Home”), of which Sun Communities, Inc. is the sole beneficial owner.
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $20.7 million in manufactured housing loans for Sun Home as of December 31, 2006. Servicing fees paid by Sun Home to Origen Servicing, Inc. were approximately $0.3 million during the year ended December 31, 2006.
     Origen has agreed to fund loans that meet Sun Home’s underwriting guidelines and then transfer those loans to Sun Home pursuant to a commitment fee arrangement. Origen recognizes no gain or loss on the transfer of these loans. Origen funded approximately $8.0 million in loans and transferred approximately $7.9 million in loans under this agreement during the year ended December 31, 2006. Origen recognized fee income under this agreement of approximately $160,000 during the year ended December 31, 2006.
     Sun Home has purchased certain repossessed houses owned by Origen and located in manufactured housing communities owned by Sun Communities, Inc., subject to Sun Home’s prior approval. Under this agreement, Origen sold to Sun Home approximately $1.2 million of repossessed houses during the year ended December 31, 2006. This program allows Origen to further enhance recoveries on repossessed houses and allows Sun Home to retain houses for resale in its communities.
     During the year ended December 31, 2006, Origen Financial L.L.C. repurchased approximately $4.2 million in loans from Sun Homes. The purchase price, which included a premium of approximately $20,000, approximated fair value.
     Origen leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of Origen, owns less than a 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of Origen’s common stock, beneficially owns an approximate 14% interest in the landlord entity. Origen recorded rental expense for these offices of approximately $465,000 for the year ended December 31, 2006.
Policies and Procedures for Approval of Related Party Transactions
     Under Origen’s written Code of Business Conduct and Ethics, none of its directors, officers or employees may enter into any transaction or arrangement with Origen that creates a conflict of interest without prior disclosure to and review by Origen’s Compliance Committee (which consists of the Chairman of the Audit Committee, the Chairman of the Nominating and Governance Committee and a representative of Origen’s outside legal counsel. The Compliance Committee must attempt to find ways to reduce or eliminate the conflict and monitor conflicts to ensure that Origen’s interests are protected. In practice, the Compliance Committee typically refers such matters to the Board for its consideration and approval. In determining whether to approve such a transaction or arrangement, the Board takes into account, among other factors, whether the transaction was on terms no less favorable to Origen than terms generally available to third parties and the extent of the director’s, officer’s or employee’s involvement in such transaction or arrangement.
     The Code of Business Conduct and Ethics was adopted and approved in January 2004. All related party transactions entered into that are disclosed above were approved by the Board, except for the loan repurchases from Sun Homes. The terms of the repurchases were disclosed to the Board before the repurchases and the Board determined that the repurchases were on substantially the same terms as those prevailing at the time for comparable arms’-length transactions with unrelated parties.
Item 14. Principal Accountant Fees and Services
     Aggregate fees for professional services rendered by Grant Thornton LLP, Origen’s independent auditors, for the fiscal years ended December 31, 2006 and December 31, 2005 were as follows:

	Fiscal Year Ended December 31,
Category	2006	2005
Audit Fees: For professional services rendered for the audit of our financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$504,279	$585,218

Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards, securitizations and other SEC related matters	$59,600	$50,463

Tax Fees: For professional services rendered in connection with tax compliance and preparation of tax returns	$141,944	$146,620

All Other Fees: For professional services rendered for the audit of our 401(k) plan (1)	$0	$20,053

(1)	Grant Thornton LLP audited Origen’s 401(k) plan for the year ended December 31, 2005. A different firm audited the 401(k) plan for the year ended December 31, 2006.
     The Audit Committee has a policy that requires that all services provided by the independent auditor to Origen, including audit services, audit-related services, tax services and other services, be pre-approved by the

Audit Committee. The Audit Committee approved all audit and non-audit related services provided to Origen by Grant Thornton LLP during the 2006 fiscal year.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed herewith as part of this Form 10-K/A:
     (1) The financial statements described in Part IV, Item 15 of the Annual Report on Form 10-K filed on March 15, 2007 are set forth in Part II, Item 8 of such Annual Report on the pages described in Part IV, Item 15(a)(1) of such Annual Report.
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
Date: April 26, 2007

ORIGEN FINANCIAL, INC., a Delaware corporation
By:	/s/ Ronald A. Klein
Ronald A. Klein, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ronald A. Klein	Chief Executive Officer and Director	April 26, 2007
Ronald A. Klein

/s/ W. Anderson Geater, Jr.	Chief Financial Officer and	April 26, 2007
W. Anderson Geater, Jr.	Principal Accounting Officer

/s/ Paul A. Halpern	Chairman of the Board	April 26, 2007
Paul A. Halpern

/s/ Richard H. Rogel	Director	April 26, 2007
Richard H. Rogel

/s/ Robert S. Sher	Director	April 26, 2007
Robert S. Sher

/s/ Gary A. Shiffman	Director	April 26, 2007
Gary A. Shiffman

/s/ Michael J. Wechsler	Director	April 26, 2007
Michael J. Wechsler

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
1.1	Sales Agreement dated August 29, 2005 between Origen Financial, Inc., and Brinson Patrick Securities Corporation	(1)

3.1.1	Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc., filed October 7, 2003, and currently in effect	(2)

3.1.2	Certificate of Designations for Origen Financial, Inc.’s Series A Cumulative Redeemable Preferred Stock	(2)

3.2.1	By-laws of Origen Financial, Inc.	(3)

3.2.2	Amendments to the Bylaws of Origen Financial, Inc. effective December 15, 2006	(4)

4.1	Form of Common Stock Certificate	(2)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(2)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen Financial, Inc. and DB Structured Finance Americas, LLC	(2)

4.4	Form of Senior Indenture	(1)

4.5	Form of Subordinated Indenture	(1)

10.1	2003 Equity Incentive Plan of Origen Financial, Inc.#	(2)

10.2	First Amendment to 2003 Equity Incentive Plan of Origen Financial, Inc.#	(5)

10.3	Form of Non-Qualified Stock Option Agreement#	(2)

10.4	Form of Restricted Stock Award Agreement#	(2)

10.5	Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(6)

10.6	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(7)

10.7	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(7)

10.8	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(7)

10.9	Employment Agreement between Origen Financial, Inc., Origen Financial L.L.C. and Benton Sergi#	(8)

10.10	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(2)

10.11	Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.12	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.13	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(2)

10.14	Credit Agreement dated July 25, 2002 between Origen Financial L.L.C. and Bank One, NA	(2)

10.15	First Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated June 27, 2003	(2)

10.16	Second Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated October 23, 2003	(2)

10.17	Third Amendment to Credit Agreement between Origen Financial L.L.C. and Bank One, NA dated December 31, 2003	(2)

10.18	Fourth Amendment to Credit Agreement effective as of December 31, 2004 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A. (as successor by merger to Bank One, NA)	(9)

10.19	Fifth Amendment to Credit Agreement effective as of December 23, 2005 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A.	(10)

10.20	Sixth Amendment to Credit Agreement effective as of December 22, 2006 between Origen Financial L.L.C. and JPMorgan Chase Bank, N.A.	(11)

10.21	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(2)

Exhibit		Method of
Number	Description	Filing
10.22	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(2)

10.23	Origen Financial, Inc. Retention Plan dated June 15, 2006#	(12)

21.1	List of Origen Financial, Inc.’s Subsidiaries.	(11)

23.1	Consent of Grant Thornton LLP	(11)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Financial, Inc. Board of Directors	(2)

99.2	Charter of the Compensation Committee of the Origen Financial, Inc. Board of Directors	(2)

99.3	Charter of the Nominating and Governance Committee of the Origen Financial, Inc. Board of Directors	(2)

99.4	Charter of the Executive Committee of the Origen Financial, Inc. Board of Directors	(2)

99.5	Corporate Governance Guidelines	(2)

99.6	Code of Business Conduct	(2)

99.7	Financial Code of Ethics	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33-127931.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2006.

(5)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(6)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 14, 2006

(7)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 28, 2006

(8)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(9)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(11)	Previously filed

(12)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated June 15, 2006.

(13)	Filed herewith.

#	Management contract or compensatory plan or arrangement.