Form 10-Q
period 2007-03-31
ORIGEN FINANCIAL INC
filed 2007-05-09
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007.
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2007: 25,864,901

Origen Financial, Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$665	$2,566
Restricted cash	16,079	15,412
Investments held to maturity	41,802	41,538
Loans receivable, net of allowance for losses of $7,553 and $8,456, respectively	1,005,202	950,226
Servicing advances	6,087	7,741
Servicing rights	2,416	2,508
Furniture, fixtures and equipment, net	3,433	3,513
Repossessed houses	3,968	3,046
Goodwill	32,277	32,277
Other assets	18,103	14,240

Total assets	$1,130,032	$1,073,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$209,387	$131,520
Securitization financing	662,789	685,013
Repurchase agreement	23,582	23,582
Notes payable — servicing advances	692	2,185
Other liabilities	28,718	26,303

Total liabilities	925,168	868,603

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at March 31, 2007 and December 31, 2006	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,864,901 and 25,865,401 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	259	259
Additional paid-in-capital	220,151	219,759
Accumulated other comprehensive loss	(1,288)	(625)
Distributions in excess of earnings	(14,383)	(15,054)

Total stockholders’ equity	204,864	204,464

Total liabilities and stockholders’ equity	$1,130,032	$1,073,067

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)
For the three months ended March 31

	2007	2006
Interest Income
Total interest income	$20,824	$17,208
Total interest expense	12,920	9,595

Net interest income before loan losses	7,904	7,613
Provision for loan losses	1,788	2,125

Net interest income after loan losses	6,116	5,488
Non-interest Income
Servicing income	4,152	3,466
Other	741	713

Total non-interest income	4,893	4,179
Non-interest Expenses
Personnel	6,546	5,967
Loan origination and servicing	481	376
State business taxes	70	98
Other operating	2,195	2,092

Total non-interest expense	9,292	8,533

Net income before income taxes and cumulative effect of change in accounting principle	1,717	1,134
Income tax expense	12	—

Net income before cumulative effect of change in accounting principle	1,705	1,134
Cumulative effect of change in accounting principle	—	46

NET INCOME	$1,705	$1,180

Weighted average common shares outstanding, basic	25,209,207	24,980,889

Weighted average common shares outstanding, diluted	25,291,465	25,124,092

Earnings per common share before cumulative effect of change in accounting principle:
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

Earnings per common share:
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
For the three months ended March 31

	2007	2006
Net income	$1,705	$1,180

Other comprehensive income:
Net unrealized gains (losses) on interest rate swaps	(642)	1,321
Reclassification adjustment for net realized (gains) losses included in net income	(21)	5

Total other comprehensive income (loss)	(663)	1,326

Comprehensive income	$1,042	$2,506

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the three months ended March 31

	2007	2006
Cash Flows From Operating Activities
Net income	$1,705	$1,180
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,788	2,125
Depreciation and amortization	1,335	1,571
Compensation expense recognized under share-based compensation plans	392	578
Cumulative effect of change in accounting principal	—	(46)
Proceeds from loan sales	—	294
Decrease in servicing advances	1,654	1,962
Increase in other assets	(6,278)	(1,532)
Increase (decrease) in accounts payable and other liabilities	785	(57)

Net cash provided by operating activities	1,381	6,075
Cash Flows From Investing Activities
Increase in restricted cash	(667)	(1,291)
Origination and purchase of loans	(81,285)	(63,405)
Principal collections on loans	22,295	19,874
Proceeds from sale of repossessed houses	2,471	2,304
Capital expenditures	(213)	(151)

Net cash used in investing activities	(57,399)	(42,669)
Cash Flows From Financing Activities
Repayment of notes payable — securitizations	(22,257)	(21,630)
Proceeds from warehouse financing	78,982	55,360
Repayment of warehouse financing	(1,115)	(1,131)
Change in notes payable — servicing advances, net	(1,493)	(1,337)

Net cash provided by financing activities	54,117	31,262

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,901)	(5,332)
Cash and cash equivalents, beginning of period	2,566	8,307

Cash and cash equivalents, end of period	$665	$2,975

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,713	$9,319
Cash paid for income taxes	$25	$—
Non cash financing activities:
Loans transferred to repossessed houses and held for sale	$5,163	$5,264
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
     Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.
Note 2 – Recent Accounting Pronouncements
Accounting for Certain Hybrid Instruments
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments,” which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007. The Company characterized servicing rights relating to all existing manufactured housing loans as a single class of servicing rights and did not elect to apply fair value accounting to these servicing rights. The adoption of SFAS 156 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Recent Accounting Pronouncements, continued:
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and local jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002. It is the Company’s policy to include any accrued interest or penalties related to unrecognized tax benefits in income tax expense. The Company adopted the provisions of FIN 48 on January 1, 2007. No liability for unrecognized tax benefits as of January 1, 2007 was recorded as a result of the implementation FIN 48. Additionally, the Company did not record any accrued interest or penalties relating to unrecognized tax benefits as of January 1, 2007.
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
Fair Value Option
     On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS 159, the Company may make an irrevocable election to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company did not early adopt SFAS 159 and the future adoption of SFAS 159 is not expected to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and restricted common stock. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	2007	2006
Numerator:
Net income	$1,705	$1,180
Preferred stock dividends	(4)	(4)

Income available to common shareholders	$1,701	$1,176

Denominator:
Weighted average common shares for basic EPS	25,209	24,981
Effect of dilutive securities:
Incremental shares – non-vested stock awards	82	143

Weighted average common shares for diluted EPS	25,291	25,124

Basic EPS	$0.07	$0.05

Diluted EPS	$0.07	$0.05

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 4– Investments
     The Company follows the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in reporting its investments. The investments are carried on the Company’s balance sheet at an amortized cost of $41.8 million at March 31, 2007. The fair value of these investments was approximately $42.9 million at March 31, 2007.
Investments Accounted for Under the Provisions of SFAS No. 115
     The investments accounted for under the provisions of SFAS 115 are carried on the Company’s balance sheet at an amortized cost of $38.2 million at March 31, 2007. These investments consisted of two asset backed securities with principal amounts of $32.0 million and $6.8 million at March 31, 2007. The investments are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the investments to maturity. The investments will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three months ended March 31, 2007 and 2006.
Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of
SOP 03-3. The carrying value of investments accounted for under the provisions of SOP 03-3 was approximately $3.6 million at March 31, 2007 and is included in investments in the consolidated balance sheet. During the three months ended March 31, 2007 the Company did not purchase or sell any investments accounted for under the provisions of SOP 03-3. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three months ended March 31, 2007 and 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Loans Receivable
     The carrying amounts of loans receivable consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Manufactured housing loans — securitized	$801,710	$825,811
Manufactured housing loans — unsecuritized	208,392	130,828
Accrued interest receivable	4,535	4,840
Deferred loan origination costs	2,336	1,271
Discount on purchased loans	(3,305)	(3,155)
Allowance for purchased loans	(913)	(913)
Allowance for loan loss	(7,553)	(8,456)

	$1,005,202	$950,226

     The Company originates and purchases loans collateralized by manufactured houses with the intent to securitize them. Under the current legal structure of the securitization program, the Company transfers manufactured housing loans it originates and purchases to a trust for cash. The trust then sells asset-backed bonds secured by the loans to investors. These loan securitizations are structured as financing transactions. When securitizations are structured as financings, no gain or loss is recognized, nor is any allocation made to interests that continue to be held by the transferor or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset-backed bonds secured by the loans are carried as a liability.
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $123.8 million at March 31, 2007. Delinquency statistics (including repossessed inventory) on those loans are as follows at March 31, 2007 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	80	$2,903	2.3%
61-90	26	914	0.7%
Greater than 90	64	2,640	2.1%
Note 6 – Allowance for Credit Losses
     The allowance for credit losses and related additions and deductions to the allowance were as follows for the three months ended March 31 (in thousands):

	2007	2006
Balance at beginning of period	$8,456	$10,017
Provision for loan losses	1,788	2,125
Gross charge-offs	(5,658)	(4,456)
Recoveries	2,967	1,984

Balance at end of period	$7,553	$9,670

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt
     Total debt outstanding was as follows (in thousands):

	March 31,	December 31,
	2007	2006
Warehouse financing	$209,387	$131,520
Securitization financing	662,789	685,013
Repurchase agreements	23,582	23,582
Notes payable – servicing advances	692	2,185

	$896,450	$842,300

Warehouse Financing – Citigroup
     The Company, through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in March 2007, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $50 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B and 2006-A securitizations. The facility matures on March 13, 2008. The outstanding balance on the facility was approximately $209.4 million at March 31, 2007. At March 31, 2007 all financial covenants were met.
Securitization Financing – 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $108.7 million at March 31, 2007.
Securitization Financing – 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $110.8 million at March 31, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt (Continued)
Securitization Financing – 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $123.4 million at March 31, 2007.
Securitization Financing – 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $133.5 million at March 31, 2007.
Securitization Financing – 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $186.4 million at March 31, 2007.
Repurchase Agreements – Citigroup
     The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at March 31, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Debt (Continued)
Notes Payable – Servicing Advances – JPMorgan Chase Bank, N.A.
     The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $4.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. The expiration date of the facility is December 31, 2007. The outstanding balance on the facility was approximately $0.7 million at March 31, 2007. At March 31, 2007 all financial covenants under the facility were met.
     The average balance and average interest rate of outstanding debt were as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing — Citigroup	$165,941	7.1%	$120,649	7.0%
Securitization financing – 2004-A securitization	111,762	5.5%	126,655	5.4%
Securitization financing – 2004-B securitization	113,090	5.5%	125,849	5.5%
Securitization financing – 2005-A securitization	126,843	5.4%	139,842	5.2%
Securitization financing – 2005-B securitization	136,137	5.8%	146,178	5.7%
Securitization financing – 2006-A securitization	189,563	6.0%	69,158	6.0%
Repurchase agreements — Citigroup	23,582	6.1%	23,582	5.9%
Note payable — servicing advances – JPMorgan Chase Bank, N.A.	216	13.0%	447	9.4%
     At March 31, 2007, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2007 — $230.3 million; 2008 — $189.4 million; 2009 — $73.4 million; 2010 — $64.0 million; 2011 — $53.2 million and $286.2 million thereafter.
Note 8 – Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or restricted stock grants. As of March 31, 2007, approximately 244,000 options and 653,000 non-vested stock awards were outstanding under the plan. There were no stock options granted, exercised or forfeited during the three months ended March 31, 2007. There were no restricted stock awards made during the three months ended March 31, 2007. 8,334 stock awards vested and 500 non-vested stock awards were forfeited during the three months ended March 31, 2007. The compensation cost that has been charged against income for the plan was $392,000 and $578,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, approximately 276,000 shares of common stock remained available for issuance under the plan.

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
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the three months ended March 31, 2007 the Company recognized no net ineffectiveness in interest expense and a net loss of $17,000 in other non-interest income due to the ineffective portion of these hedges. No ineffectiveness was recognized for the three months ended March 31, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 9 – Derivative Instruments and Hedging Activity (Continued)
     For the three months ended March 31, 2007 and 2006, the Company reclassified net gains of approximately $21,000 and net losses of approximately $5,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. Net unrealized losses of approximately $1.3 million related to cash flow hedges were included in accumulated other comprehensive income as of March 31, 2007. The Company expects to reclassify net gains of approximately $63,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income is expected to be reclassified into earnings by June 2016. As of March 31, 2007 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated an asset of $129,000, which is included in other assets in the consolidated balance sheet and a liability of $3.7, million which is included in other liabilities in the consolidated balance sheet.
Derivatives Not Designated as Hedge Instruments
     As of March 31, 2007, the Company had one open interest rate swap contract which was not designated as a hedge. This interest rate swap contract was entered into in connection with another interest rate swap contract which is accounted for as a cash flow hedge for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A securitization. The change in the fair value of the interest rate swap contract not designated and documented as a hedge is recorded through earnings each period and is included in other non-interest income. During the three months ended March 31, 2007, the Company recognized net gains of approximately $32,000 related to the change in fair value of this contract. The fair value of this contract at March 31, 2007 was approximately $56,000 and is included in other assets in the consolidated balance sheet. The Company did not have any derivatives which were not designated as hedge instruments during the three months ended March 31, 2006.
Note 10 – Stockholders’ Equity
     On March 1, 2007, the Company declared a dividend of $0.04 per common share payable to holders of record as of March 26, 2007. On April 2, 2007 those dividends were paid and totaled approximately $1.0 million.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 11 – Subsequent Events
     On April 16, 2007, the Company and Citigroup amended the agreement related to the Company’s short term securitization facility used for warehouse financing, which was originally entered into in March 2003 (see Note 7). The amendment increases the maximum advance amount from $200 million to $230 million for the period April 16, 2007 through May 2, 2007. At that time the maximum advance amount returned to $200 million. The facility matures on March 13, 2008.
     On April 18, 2007, the Company purchased loans, with a total principal balance of $18.4 million, from an unrelated party.
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037.
     On May 3, 2007, the Company declared a dividend of $0.06 per common share payable to holders of record as of May 18, 2007. Payment of the dividend is planned for May 31, 2007.
     On May 8, 2007, the Company granted 46,500 non-vested stock awards to certain directors, officers and employees. The stock awards were issued at $7.06 per share and are being expensed over their estimated service period of three years.

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
•	the performance of our manufactured housing loans;

•	our ability to borrow at favorable rates and terms;

•	conditions in the asset-backed securities market generally and the manufactured housing asset-backed securities market specifically, including rating agencies’ views on the manufactured housing industry;

•	the supply of manufactured housing loans;

•	interest rate levels and changes in the yield curve (which is the curve formed by the differing Treasury rates paid on one, two, three, five, ten and 30 year term debt);

•	our ability to use hedging strategies to insulate our exposure to changing interest rates;

•	changes in, and the costs associated with complying with, federal, state and local regulations, including consumer finance and housing regulations;

•	applicable laws, including federal income tax laws;

•	general economic conditions in the markets in which we operate;
and those referenced in Item 1A, under the headings entitled “Risk Factors” contained in our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to us on the date of this Form 10-Q. We do not intend to update or revise any forward-looking statements that we make in this document or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise.
     The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2007 in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
     James A. Williams, a member of our Board of Directors, died on January 29, 2007. Mr. Williams, age 64, served as a director since our inception in 2003. Mr. Williams was the Chairman of the Compensation Committee, Chairman of the Audit Committee and a member of the Executive Committee and the Nominating and Governance Committee of our Board of Directors.
     Our Board of Directors appointed Robert S. Sher as a director, on April 2, 2007, for a term of office expiring at the annual meeting of Origen’s stockholders to be held in June 2007. Mr. Sher was also appointed the Chairman of the Audit Committee of our Board of Directors and to serve on the Compensation Committee and Nominating and Governance Committee of the Board of Directors.
     On April 18, 2007, we purchased loans, with a total principal balance of $18.4 million, from an unrelated party.
     We completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans on May 2, 2007. The securitization was accounted for as a financing. As part of the securitization we issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037.
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
     Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Details regarding our critical accounting policies are described fully in Note 1 in the “Notes to Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the three months ended March 31, 2007 and 2006.
Net Income
     Net income increased $0.5 million to $1.7 million for the three months ended March 31, 2007 compared to net income of $1.2 million for the same period in 2006. The increase is the result of an increase of $0.6 million in net interest income after loan losses and an increase of $0.7 million in non-interest income offset by an increase in non-interest expenses of $0.8 million as described in more detail below.
Interest Income
     Interest income increased 20.9% to approximately $20.8 million compared to approximately $17.2 million. This increase resulted primarily from an increase of approximately $189.5 million or 22.5% in average interest earning assets from $840.5 million to $1.03 billion. The increase in average interest earning assets was almost entirely due to an increase in manufactured housing loans. The weighted average net interest rate on the loans receivable portfolio decreased to 8.1% from 8.2% due to a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest expense increased $3.3 million, or 34.4%, to $12.9 million from $9.6 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $182.6 million to $843.3 million compared to $660.7 million, or 27.6%. The average interest rate on total debt outstanding increased from 5.6% to 6.0%. The higher average interest rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended March 31 (dollars in thousands):

	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans	$968,888	$19,698	8.13%	$782,795	$16,101	8.23%
Investment securities	41,231	951	9.23%	41,361	951	9.20%
Other	15,652	175	4.47%	16,348	156	3.82%

Total	$1,025,771	$20,824	8.12%	$840,504	$17,208	8.19%

Interest bearing liabilities:
Loan funding facilities	$843,336	$12,553	5.95%	$660,715	$9,268	5.61%
Repurchase agreements	23,582	360	6.11%	23,582	313	5.31%
Notes payable – servicing advances	216	7	12.96%	672	14	8.33%

Total	$867,134	$12,920	5.96%	$684,969	$9,595	5.60%

Net interest income and interest rate spread		$7,904	2.16%		$7,613	2.59%

Net yield on average interest earning assets			3.08%			3.62%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$3,828	$(231)	$3,597
Investment securities	(3)	3	—
Other	(7)	26	19

Total interest income	$3,818	$(202)	$3,616

Interest bearing liabilities:
Loan funding facilities	$2,562	$723	$3,285
Repurchase agreements	—	47	47
Notes payable – servicing advances	(10)	3	(7)

Total interest expense	$2,552	$773	$3,325

Increase in net interest income			$291

Non-interest Income
     Non-interest income increased $0.7 million, or 16.7%, to $4.9 million from $4.2 million. This increase was attributable to an increase of $0.7 million in servicing revenue, including loan servicing fees and late charges. The increase in servicing revenue was primarily attributable to an increase of $0.11 billion or 7.2%, from $1.52 billion to $1.63 billion, in the average serviced loan portfolio, on which servicing fees are collected.
Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses decreased 14.3% to $1.8 million from $2.1 million. Net charge-offs were $2.7 million for the three months ended March 31, 2007 compared to $2.5 million for the three months ended March 31, 2006. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, decreased to 1.1% compared to 1.3%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Non-interest Expenses
     Personnel expenses increased approximately $0.5 million, or 8.3%, to $6.5 million compared to $6.0 million. The increase is primarily the result of a $0.3 million increase in health insurance expenses, a $0.1 million increase in incentive bonuses and a $0.1 million increase in salaries. We terminated our self-insured health insurance plan effective December 31, 2006, and replaced such plan with a fully-insured plan. The increase in health insurance costs relates to non-recurring carry-over claims under the terminated plan. Any future carry-over claims are expected to be minimal.
     Loan origination and servicing expenses increased approximately $0.1 million to $0.5 million from $0.4 million. The increase is primarily the result of an increase in the average serviced loan portfolio from $1.52 billion for the three months ended March 31, 2006 to $1.63 billion for the three months ended March 31, 2007.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.1 million to $2.2 million, or approximately 4.8%, compared to $2.1 million. This increase is primarily the result of a $0.1 million increase in occupancy and equipment expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 6.3% to $1.01 billion at March 31, 2007 compared to $0.95 billion at December 31, 2006. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended March 31, 2007 increased 25.8% to $78.6 million compared to $62.5 million for the three months ended March 31, 2006. We additionally processed $22.8 million and $3.3 million in loans originated under third-party agreements for the three months ended March 31, 2007 and 2006, respectively.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	March 31, 2007	December 31, 2006
Principal balance of loans receivable	$1,010,102	$956,639
Number of loans receivable	21,228	20,300
Average loan balance	$48	$47
Weighted average loan coupon (1)	9.48%	9.50%
Weighted average initial term	20 years	20 years

(1)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from the securitization of the loans that are accounted for as financings.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	March 31, 2007			December 31, 2006
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31– 60	157	$5,947	0.6%	248	$9,354	1.0%
61– 90	53	1,859	0.2%	86	3,159	0.3%
Greater than 90	121	5,138	0.5%	131	5,416	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three months ended March 31, 2007 the average outstanding principal balance of non-performing loans was approximately $5.3 million compared to $6.8 million for the three months ended March 31, 2006. Non-performing loans as a percentage of average loans receivable decreased to 0.5% for the three months ended March 31, 2007 as compared to 0.9% for the three months ended March 31, 2006, primarily as a result of improved credit quality in the loan portfolio.
     The improvement in our asset quality statistics reflects our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Lower levels of non-performing assets and net charge-offs should have a positive effect on future earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.
     At March 31, 2007 we held 181 repossessed houses owned by us compared to 145 houses at December 31, 2006. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $4.0 million at March 31, 2007 compared to $3.0 million at December 31, 2006, an increase of $1.0 million or 33.3%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The allowance for credit losses decreased $0.9 million to $7.6 million at March 31, 2007 from $8.5 million at December 31, 2006. Despite the 6.0% increase in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the allowance for credit losses decreased 10.6% due to improvement in delinquency rates at March 31, 2007. Loans delinquent over 60 days decreased $1.6 million or 18.6% from $8.6 million at December 31, 2006 to $7.0 million at March 31, 2007. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3 was approximately 0.77% at March 31, 2007 compared to approximately 0.92% at December 31, 2006. Net charge-offs were $2.7 million for the three months ended March 31, 2007 compared to $2.5 million for the three months ended March 31, 2006.
     Changes to our underwriting practices, processes, credit scoring models, systems and servicing techniques in 2002 have resulted in superior performance by loans originated in and subsequent to 2002 as compared to loans originated by our predecessors prior to 2002. The pre-2002 loans, despite representing a diminishing percentage of our owned loan portfolio, have had a disproportionate impact on our financial performance.
     The following tables indicate the impact of such pre-2002 loans:
Loan Pool Unpaid Principle Balance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
At March 31, 2007
Dollars	$45,129	$972,460
Percentage of total	4.4%	95.6%

At December 31, 2006
Dollars	$46,612	$915,329
Percentage of total	4.8%	95.2%
Static Pool Performance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
Three Months Ended March 31, 2007
Dollars defaulted	$966	$4,198
Net recovery percentage	38.6%	52.8%
Net losses	$577	$1,156

Three Months Ended March 31, 2006
Dollars defaulted	$1,823	$3,399
Net recovery percentage	33.7%	43.8%
Net losses	$1,699	$1,954

(1)	Includes owned portfolio, repossessed inventory and loans sold with recourse
     While representing less than 5% of the owned loan portfolio at March 31, 2007, the pre-2002 loans accounted for approximately 19% of the defaults and 33% of the losses during the three months ended March 31, 2007. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. As these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.
     Our asset quality statistics for the quarter ended March 31, 2007 reflect our continued emphasis on the credit quality of our borrowers and the improved underwriting and origination practices we have put into place. Lower levels of non-performing assets and net charge-offs should have a positive effect on earnings through decreases in the provision for credit losses and servicing expenses as well as increases in net interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At March 31, 2007 we had approximately $0.7 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the three months ended March 31, 2007, totaled $1.4 million versus $6.1 million for the three months ended March 31, 2006. Cash used in investing activities was $57.4 million for the three months ended March 31, 2007 versus $42.7 million for the three months ended March 31, 2006. Cash used to originate and purchase loans increased 28.2%, or $17.9 million, to $81.3 million for the three months ended March 31, 2007 compared to $63.4 million for the three months ended March 31, 2006. The change is primarily the result of an increase of approximately $16.1 million in manufactured housing loan origination volume. Principal collections on loans totaled $22.3 million for the three months ended March 31, 2007 as compared to $19.9 million for the three months ended March 31, 2006, an increase of $2.4 million, or 12.1%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $968.9 million for the three months ended March 31, 2007 compared to $782.8 million for the three months ended March 31, 2006, in addition to improved credit quality and decreased delinquency as a percentage of the outstanding loans receivable balance.
     The primary source of cash during the three months ended March 31, 2007 was approximately $77.9 million in net proceeds from our Citigroup warehouse facility.
     Continued access to the securitization market is very important to our business. The proceeds from successful securitization transactions generally are applied to paying down our short-term credit facilities giving us renewed borrowing capacity to fund new loan originations. Numerous factors affect our ability to complete a successful securitization, including factors beyond our control. These include the conditions in the asset-backed securities market generally and the manufactured housing asset-backed securities market specifically, including rating agencies’ views on the manufactured housing industry; general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt. In the event these factors are unfavorable our ability to successfully complete securitization transactions is impeded and our liquidity and capital resources are affected negatively. There can be no assurance that current conditions will continue or that unfavorable conditions will not prevail.
     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in April 2007, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. On April 16, 2007 we amended the agreement. As a result of the amendment the maximum advance line was increased to $230 million for the period April 16, 2007 through the closing date of the Origen 2007-A securitization transaction on May 2, 2007. At that time the maximum advance amount returned to $200 million. Additionally, the facility includes a $50 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B and 2006-A securitizations. The facility matures on March 13, 2008. The outstanding balance on the facility was approximately $209.4 million at March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Additionally, we have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of our residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at March 31, 2007.
     Under the terms of our revolving credit facility with JPMorgan Chase Bank, N.A. we may borrow up to $4.0 million to fund required principal and interest advances on manufactured housing loans that we service for outside investors. Borrowings under the facility are repaid when we collect monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, we have granted JPMorgan Chase Bank, N.A. a security interest in substantially all our assets excluding securitized assets. The expiration date of the facility is December 31, 2007. The outstanding balance on the facility was approximately $0.7 million at March 31, 2007.
     On April 18, 2007, we purchased loans, with a total principal balance of $18.4 million, from an unrelated party.
     We completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans on May 2, 2007. The securitization was accounted for as a financing. As part of the securitization we issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037.
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
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $420.0 million and $114.1 million at March 31, 2007 and 2006, respectively. If LIBOR increased or decreased by 1.0% during the three months ended March 31, 2007 and 2006, we believe our interest expense would have increased or decreased by approximately $0.9 million and $0.3 million, respectively, based on the $379.3 million and $113.2 million average balance outstanding under our variable rate debt facilities for the three months ended March 31, 2007 and 2006, respectively. We had no variable rate interest earning assets outstanding during the three months ended March 31, 2007 or 2006.
     The following table shows the contractual maturity dates of our assets and liabilities at March 31, 2007. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets

Cash and equivalents	$665	$—	$—	$—	$665
Restricted cash	16,079	—	—	—	16,079
Investments	—	—	—	41,802	41,802
Loans receivable, net	32,679	96,128	399,550	476,845	1,005,202
Servicing advances	3,348	2,739	—	—	6,087
Servicing rights	92	265	1,018	1,041	2,416
Furniture, fixtures and equipment, net	275	858	2,300	—	3,433
Repossessed houses	1,984	1,984	—	—	3,968
Goodwill	—	—	—	32,277	32,277
Other assets	10,225	1,749	2,362	3,767	18,103

Total assets	$65,347	$103,723	$405,230	$555,732	$1,130,032

Liabilities and Stockholders’ Equity

Warehouse financing	$52,347	$157,040	$—	$—	$209,387
Securitization financing	29,873	84,938	279,593	268,385	662,789
Repurchase agreements	23,582	—	—	—	23.582
Notes payable – servicing advances	692	—	—	—	692
Other liabilities	22,856	1,021	—	4,841	28,718

Total liabilities	129,350	242,999	279,593	273,226	925,168

Preferred stock	—	—	—	125	125
Common stock	—	—	—	259	259
Additional paid-in-capital	—	—	—	220,151	220,151
Accumulated other comprehensive loss	(4)	66	(448)	(902)	(1,288)
Distributions in excess of earnings	—	—	—	(14,383)	(14,383)

Total stockholders’ equity	(4)	66	(448)	205,250	204,864

Total liabilities and stockholders’ equity	$129,346	$243,065	$279,145	$478,476	$1,130,032

Interest sensitivity gap	$(63,999)	$(139,342)	$126,085	$77,256
Cumulative interest sensitivity gap	$(63,999)	$(203,341)	$(77,256)	—
Cumulative interest sensitivity gap to total assets	(5.66)%	(17.99)%	(6.84)%	—

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
     We held six separate open derivative positions at March 31, 2007. All six of these positions were interest rate swaps. One of the positions is an interest rate swap related to our 2006-A securitization which locks in the interest rate on the outstanding balance of the 2006-A variable rate notes at 5.48% for the life of the notes. The outstanding notional balance on this interest rate swap was $188.3 million at March 31, 2007.
     We held four interest rate swaps for the purpose of locking in the interest rate on a portion of our anticipated 2007-A securitization transaction. The agreements fix the interest rate on notional amounts of $30 million, $30 million, $30 million and $25 million at 5.23%, 5.15%, 5.14% and 4.96%, respectively. Each of the four swaps has a scheduled termination date of September 2016.
     At March 31, 2007 we held one interest rate swap which was not accounted for as a hedge. Under the agreement, at March 31, 2007, we paid one month LIBOR and received a fixed rate of 5.48% on an outstanding notional balance of $3.3 million. The scheduled termination date of this swap agreement is April 2020.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by expected maturity at March 31, 2007 (dollars in thousands):

	Expected Maturity
						There-
	2007	2008	2009	2010	2011	after	Total
Interest sensitive assets
Interest bearing deposits	$16,299	$—	$—	$—	$—	$—	$16,299
Average interest rate	4.47%	—	—	—	—	—	4.47%
Investments	—	—	—	—	—	41,802	41,802
Average interest rate	—	—	—	—	—	9.23%	9.23%
Loans receivable, net	97,251	122,232	109,139	95,998	84,280	496,302	1,005,202
Average interest rate	9.48%	9.48%	9.48%	9.48%	9.48%	9.48%	9.48%
Derivative asset	73	—	—	—	—	56	129
Average interest rate	5.00%	—	—	—	—	5.00%	5.00%

Total interest sensitive assets	$113,623	$122,232	$109,139	$95,998	$84,280	$538,160	$1,063,432

Interest sensitive liabilities
Warehouse financing	$157,040	$52,347	$—	$—	$—	$—	$209,387
Average interest rate	7.07%	7.07%	—	—	—	—	7.07%
Securitization financing	88,210	97,807	73,440	63,957	53,152	286,224	662,789
Average interest rate	5.68%	5.68%	5.68%	5.68%	5.68%	5.68%	5.68%
Repurchase agreements	23,582	—	—	—	—	—	23,582
Average interest rate	6.11%	—	—	—	—	—	6.11%
Notes payable – servicing advances	692	—	—	—	—	—	692
Average interest rate	12.96%	—	—	—	—	—	12.96%
Derivative liability	573	—	—	—	—	3,166	3,739
Average interest rate	5.38%	—	—	—	—	5.38%	5.38%

Total interest sensitive liabilities	$270,097	$150,154	$73,440	$63,957	$53,152	$289,390	$900,189

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

PART II OTHER INFORMATION
ITEM 6. Exhibits
     (a) Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(2)

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2007

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