Form 10-Q
period 2007-06-30
ORIGEN FINANCIAL INC
filed 2007-08-07
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007.
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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2007: 25,877,268

Origen Financial, Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Assets
Cash and cash equivalents	$1,158	$2,566
Restricted cash	19,168	15,412
Investments held to maturity	41,823	41,538
Loans receivable, net of allowance for losses of $7,342 and $8,456, respectively	1,096,461	950,226
Servicing advances	5,833	7,741
Servicing rights	2,323	2,508
Furniture, fixtures and equipment, net	3,294	3,513
Repossessed houses	4,229	3,046
Goodwill	32,277	32,277
Other assets	20,154	14,240

Total assets	$1,226,720	$1,073,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$145,132	$131,520
Securitization financing	817,003	685,013
Repurchase agreements	23,269	23,582
Notes payable — servicing advances	557	2,185
Other liabilities	27,414	26,303

Total liabilities	1,013,375	868,603

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at June 30, 2007 and December 31, 2006, $1,000 per share liquidation preference	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,876,868 and 25,865,401 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	259	259
Additional paid-in-capital	220,323	219,759
Accumulated other comprehensive income (loss)	5,751	(625)
Distributions in excess of earnings	(13,113)	(15,054)

Total stockholders’ equity	213,345	204,464

Total liabilities and stockholders’ equity	$1,226,720	$1,073,067

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)
For the periods ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest Income
Total interest income	$22,583	$18,057	$43,407	$35,265
Total interest expense	14,089	10,282	27,009	19,877

Net interest income before loan losses	8,494	7,775	16,398	15,388
Provision for loan losses	1,806	1,201	3,594	3,326

Net interest income after loan losses	6,688	6,574	12,804	12,062
Non-interest income
Servicing income	4,451	3,507	8,603	6,973
Other	952	702	1,693	1,415

Total non-interest income	5,403	4,209	10,296	8,388
Non-interest Expenses
Personnel	6,371	6,300	12,917	12,267
Loan origination and servicing	578	336	1,059	712
State business taxes	167	77	237	175
Other operating	2,150	2,066	4,345	4,158

Total non-interest expense	9,266	8,779	18,558	17,312

Net income before income taxes and cumulative effect of change in accounting principle	2,825	2,004	4,542	3,138
Income tax expense (benefit)	(4)	—	8	—

Net income before cumulative effect of change in accounting principle	2,829	2,004	4,534	3,138
Cumulative effect of change in accounting principle	—	—	—	46

NET INCOME	$2,829	$2,004	$4,534	$3,184

Weighted average common shares outstanding, basic	25,292,335	25,110,575	25,251,000	25,046,090

Weighted average common shares outstanding, diluted	25,423,422	25,149,949	25,357,808	25,137,379

Earnings per common share before cumulative effect of change in accounting principle:
Basic	$0.11	$0.08	$0.18	$0.12

Diluted	$0.11	$0.08	$0.18	$0.12

Earnings per common share:
Basic	$0.11	$0.08	$0.18	$0.13

Diluted	$0.11	$0.08	$0.18	$0.13

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
For the periods ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$2,829	$2,004	$4,534	$3,184

Other comprehensive income:
Net unrealized gains on interest rate swaps	7,242	1,527	6,600	2,848
Reclassification adjustment for net gains included in net income	(203)	(12)	(224)	(7)

Total other comprehensive income	7,039	1,515	6,376	2,841

Comprehensive income	$9,868	$3,519	$10,910	$6,025

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the six months ended June 30, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities
Net income	$4,534	$3,184
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,594	3,326
Investment impairment	—	114
Depreciation and amortization	2,633	3,051
Compensation expense recognized under share-based compensation plans	784	1,092
Cumulative effect of change in accounting principal	—	(46)
Proceeds from loan sales	—	577
(Increase) decrease in servicing advances	1,908	(2,365)
(Increase) decrease in other assets	(5,100)	570
Increase (decrease) in accounts payable and other liabilities	3,258	(983)

Net cash provided by operating activities	11,611	8,520
Cash Flows From Investing Activities
Increase in restricted cash	(3,756)	(459)
Origination and purchase of loans	(204,277)	(139,915)
Principal collections on loans	49,459	41,764
Proceeds from sale of repossessed houses	5,140	5,720
Capital expenditures	(353)	(342)

Net cash used in investing activities	(153,787)	(93,232)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	101	—
Retirement of common stock	(322)	(288)
Dividends paid	(2,593)	(764)
Proceeds from securitization financing	184,389	—
Repayment of securitization financing	(52,478)	(44,249)
Repayment of advances under repurchase agreements	(313)	—
Proceeds from warehouse financing	201,480	129,284
Repayment of warehouse financing	(187,868)	(4,506)
Change in notes payable — servicing advances, net	(1,628)	(1,431)

Net cash provided by financing activities	140,768	78,046

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,408)	(6,666)
Cash and cash equivalents, beginning of period	2,566	8,307

Cash and cash equivalents, end of period	$1,158	$1,641

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,618	$19,394
Cash paid for income taxes	$25	$—
Non-cash financing activities:
Non-vested common stock issued as unearned compensation	$328	$1,322
Loans transferred to repossessed houses and held for sale	$9,609	$9,589
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the periods ended June 30, 2007 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
     Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.
Note 2 — Recent Accounting Pronouncements
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 2 — Recent Accounting Pronouncements, continued:
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002. It is the Company’s policy to include any accrued interest or penalties related to unrecognized tax benefits in income tax expense. The Company adopted the provisions of FIN 48 on January 1, 2007. No liability for unrecognized tax benefits as of January 1, 2007 was recorded as a result of the implementation of FIN 48. Additionally, the Company did not record any accrued interest or penalties relating to unrecognized tax benefits as of January 1, 2007.
Fair Value Measurements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 3 — Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options and restricted common stock. The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$2,829	$2,004	$4,534	$3,184
Preferred stock dividends	(4)	(4)	(8)	(8)

Income available to common shareholders	$2,825	$2,000	$4,526	$3,176

Denominator:
Weighted average common shares for basic EPS	25,292	25,111	25,251	25,046
Effect of dilutive securities:
Incremental shares — non-vested stock awards	131	39	107	91

Weighted average common shares for diluted EPS	25,423	25,150	25,358	25,137

Basic EPS	$0.11	$0.08	$0.18	$0.13

Diluted EPS	$0.11	$0.08	$0.18	$0.13

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 4 — Investments
     The Company follows the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in reporting its investments. The investments are carried on the Company’s balance sheet at an amortized cost of $41.8 million at June 30, 2007. The fair value of these investments was approximately $42.9 million at June 30, 2007.
Investments Accounted for Under the Provisions of SFAS No. 115
     The investments accounted for under the provisions of SFAS 115 are carried on the Company’s balance sheet at an amortized cost of $38.2 million at June 30, 2007. These investments consisted of two asset backed securities with principal amounts of $32.0 million and $6.8 million at June 30, 2007. The investments are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the investments to maturity. The investments will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three and six months ended June 30, 2007 and 2006.
Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of investments accounted for under the provisions of SOP 03-3 was approximately $3.6 million at June 30, 2007 and is included in investments held to maturity in the consolidated balance sheet. During the three and six months ended June 30, 2007 the Company did not purchase or sell any investments accounted for under the provisions of SOP 03-3. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three and six months ended June 30, 2007. An other-than-temporary impairment of $114,000 was recorded during both the three and six months ended June 30, 2006, as a result of a change in the Company’s estimates of expected future cash flows.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 5 — Loans Receivable
     The carrying amounts of loans receivable consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Manufactured housing loans — securitized	$971,349	$825,811
Manufactured housing loans — unsecuritized	129,396	130,828
Accrued interest receivable	5,218	4,840
Deferred loan origination costs	3,623	1,271
Discount on purchased loans	(4,870)	(3,155)
Allowance for purchased loans	(913)	(913)
Allowance for loan losses	(7,342)	(8,456)

	$1,096,461	$950,226

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
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $120.6 million at June 30, 2007. Delinquency statistics (including repossessed inventory) on those loans are as follows at June 30, 2007 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31—60	72	$2,514	2.1%
61—90	27	1,081	0.9%
Greater than 90	64	2,427	2.0%
Note 6 — Allowance for Credit Losses
     The allowance for credit losses and related additions and deductions to the allowance were as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$7,553	$9,670	$8,456	$10,017
Provision for loan losses	1,806	1,201	3,594	3,326
Gross charge-offs	(4,570)	(4,167)	(10,228)	(8,623)
Recoveries	2,553	2,075	5,520	4,059

Balance at end of period	$7,342	$8,779	$7,342	$8,779

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7— Debt
     Total debt outstanding was as follows (in thousands):

	June 30,	December 31,
	2007	2006
Warehouse financing	$145,132	$131,520
Securitization financing	817,003	685,013
Repurchase agreements	23,269	23,582
Notes payable — servicing advances	557	2,185

	$985,961	$842,300

Warehouse Financing — Citigroup
     The Company, through its operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in March 2007, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $50 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B, 2006-A and 2007-A securitizations. The facility matures on March 13, 2008. The outstanding balance on the facility was approximately $145.1 million at June 30, 2007. At June 30, 2007 all financial covenants were met.
Securitization Financing — 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $104.3 million at June 30, 2007.
Securitization Financing — 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $105.4 million at June 30, 2007.
Securitization Financing — 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $118.2 million at June 30, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7— Debt (Continued)
Securitization Financing — 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and Class B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $127.8 million at June 30, 2007.
Securitization Financing — 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $180.4 million at June 30, 2007.
Securitization Financing — 2007-A Securitization
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2007-A securitization notes was approximately $180.9 million at June 30, 2007.
Repurchase Agreements — Citigroup
     The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements, the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $2.7 million, respectively, at June 30, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7 — Debt (Continued)
Notes Payable — Servicing Advances — JPMorgan Chase Bank, N.A.
     The Company currently has a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility the Company can borrow up to $4.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, the Company has granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. The expiration date of the facility is December 31, 2007. The outstanding balance on the facility was approximately $0.6 million at June 30, 2007. At June 30, 2007 all financial covenants under the facility were met.
     The average balance and average interest rate of outstanding debt were as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing — Citigroup (1)	$160,322	7.2%	$120,649	7.0%
Securitization financing — 2004-A securitization	109,502	5.6%	126,655	5.4%
Securitization financing — 2004-B securitization	111,095	5.6%	125,849	5.5%
Securitization financing — 2005-A securitization	124,320	5.4%	139,842	5.2%
Securitization financing — 2005-B securitization	133,980	5.8%	146,178	5.7%
Securitization financing — 2006-A securitization	186,920	5.9%	69,158	6.0%
Securitization financing — 2007-A securitization	60,723	5.6%	—	—
Repurchase agreements — Citigroup	23,530	6.1%	23,582	5.9%
Note payable — servicing advances — JPMorgan Chase Bank, N.A.(2)	181	14.2%	447	9.4%

(1)	Includes facility fees.
(2)	Includes non-use fees.
     At June 30, 2007, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2007 — $164.0 million; 2008 — $191.5 million; 2009 — $94.6 million; 2010 — $83.3 million; 2011 — $70.6 million and $382.0 million thereafter.
Note 8 — Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or restricted stock grants. As of June 30, 2007, approximately 237,000 options and 515,000 non-vested stock awards were outstanding under the plan. There were 7,000 stock options cancelled and no stock options granted or exercised during the three and six months ended June 30, 2007. There were 46,500 restricted stock awards granted during the three and six months ended June 30, 2007. 178,958 and 187,291 stock awards vested and 5,067 and 5,567 non-vested stock awards were forfeited during the three and six months ended June 30, 2007, respectively. The compensation cost that has been charged against income for the plan was $392,000 and $784,000 for the three and six months ended June 30, 2007, respectively, and $514,000 and $1,092,000 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, approximately 287,000 shares of common stock remained available for issuance under the plan.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9 — Derivative Instruments and Hedging Activity
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
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During both the three and six months ended June 30, 2007, the Company reduced interest expense by $16,000 due to the ineffective portion of these hedges. During the three and six months ended June 30, 2007, the Company recognized net gains of $2,000 and net losses of $15,000, respectively, in other non-interest income due to the ineffective portion of these hedges. No ineffectiveness was recognized for the three and six months ended June 30, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9 — Derivative Instruments and Hedging Activity (Continued)
     During the three and six months ended June 30, 2007 the Company reclassified net gains of approximately $203,000 and $224,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. During the three and six months ended June 30, 2006 the Company reclassified net losses of approximately $12,000 and $7,000, respectively, from accumulated other comprehensive income into earnings. Net unrealized gains of approximately $5.8 million related to cash flow hedges were included in accumulated other comprehensive income as of June 30, 2007. The Company expects to reclassify net gains of approximately $248,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income are expected to be reclassified into earnings by April 2018. As of June 30, 2007 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated an asset of $4.2 million, which is included in other assets in the consolidated balance sheet and a liability of $44,000, which is included in other liabilities in the consolidated balance sheet.
Derivatives Not Designated as Hedge Instruments
     As of June 30, 2007, the Company had two open interest rate swap contracts which were not designated as hedges. These interest rate swap contracts were entered into in connection with other interest rate swap contracts which are accounted for as cash flow hedges for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A and 2007-A securitizations. Changes in the fair values of the interest rate swap contracts not designated and documented as hedges are recorded through earnings each period and are included in other non-interest income. During the three and six months ended June 30, 2007, the Company recognized net losses, related to the changes in the fair values of these contracts, of approximately $67,000 and $35,000, respectively. The fair value of these contracts at June 30, 2007 approximated a liability of $11,000, which is included in other liabilities in the consolidated balance sheet. The Company did not have any derivatives which were not designated as hedge instruments during the three and six months ended June 30, 2006.
Note 10 — Stockholders’ Equity
     On March 1, 2007, the Company declared a dividend of $0.04 per common share payable to holders of record as of March 26, 2007. On April 2, 2007 those dividends were paid and totaled approximately $1.0 million.
     On May 3, 2007, the Company declared a dividend of $0.06 per common share payable to holders of record as of May 18, 2007. On May 31, 2007 those dividends were paid and totaled approximately $1.6 million.
     In September 2005, the Securities and Exchange Commission declared effective the Company’s shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock the Company may sell under the registration statement from time to time, we have registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. The Company sold 15,863 shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during the three and six months ended June 30, 2007, at the price of our common stock prevailing at the time of each sale. The Company received net proceeds of $101,000 as a result of these sales.
Note 11 — Subsequent Events
     On July 31, 2007, the Company declared a dividend of $0.08 per common share payable to holders of record as of August 16, 2007. Payment of the dividend is planned for August 31, 2007.

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
     The following discussion and analysis of our consolidated financial condition and results of operations as of and for the periods ended June 30, 2007 in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the three months ended June 30, 2007 and 2006
Net Income
     Net income increased $0.8 million to $2.8 million for the three months ended June 30, 2007 compared to net income of $2.0 million for the same period in 2006. The increase is the result of an increase of $0.1 million in net interest income after loan losses and an increase of $1.2 million in non-interest income offset by an increase in non-interest expenses of $0.5 million as described in more detail below.
Interest Income
     Interest income increased 24.9% to approximately $22.6 million compared to approximately $18.1 million. This increase resulted primarily from an increase of approximately $230.2 million or 26.1% in average interest earning assets from $883.1 million to $1.1 billion. The increase in average interest earning assets was almost entirely due to an increase in manufactured housing loans. The weighted average net interest rate on the loans receivable portfolio decreased to 8.1% from 8.2% due to a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest expense increased $3.8 million, or 36.9%, to $14.1 million from $10.3 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $227.2 million to $929.9 million compared to $702.7 million, or 32.3%. The average interest rate on total debt outstanding increased from 5.7% to 5.9%. The higher average interest rate for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to increases in the base LIBOR rate.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended June 30 (dollars in thousands):

	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$1,051,994	$21,364	8.12%	$824,897	$16,927	8.21%
Investment securities	41,254	962	9.33%	41,350	926	8.96%
Other	20,033	258	5.15%	16,839	204	4.85%

Total	$1,113,281	$22,584	8.11%	$883,086	$18,057	8.18%

Interest bearing liabilities (2):
Loan funding facilities	$929,909	$13,723	5.90%	$702,681	$9,924	5.65%
Repurchase agreements	23,478	360	6.13%	23,582	348	5.90%
Notes payable — servicing advances(3)	146	6	16.44%	326	10	12.27%

Total	$953,533	$14,089	5.91%	$726,589	$10,282	5.66%

Net interest income and interest rate spread		$8,495	2.20%		$7,775	2.52%

Net yield on average interest earning assets (4)			3.05%			3.52%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Includes non-use fees.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in the components of net interest income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,660	$(223)	$4,437
Investment securities	(2)	38	36
Other	39	15	54

Total interest income	$4,697	$(170)	$4,527

Interest bearing liabilities:
Loan funding facilities	$3,209	$590	$3,799
Repurchase agreements	(2)	14	12
Notes payable — servicing advances	(5)	1	(4)

Total interest expense	$3,202	$605	$3,807

Increase in net interest income			$720

Non-interest Income
     Non-interest income increased $1.2 million, or 28.6%, to $5.4 million from $4.2 million. This increase was primarily attributable to an increase of $1.0 million in servicing revenue, including loan servicing fees and late charges. The increase in servicing revenue was primarily attributable to an increase of $0.15 billion or 9.7%, from $1.54 billion to $1.69 billion, in the average serviced loan portfolio, on which servicing fees are collected.
Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased 50.0% to $1.8 million from $1.2 million. The provision for loan losses for the three months ended June 30, 2006 was reduced by approximately $710,000 as the result of a reduction in the portion of the allowance for loan losses initially established for estimated losses related to Hurricane Katrina and Hurricane Rita. No such reduction was recorded during the three months ended June 30, 2007. Net charge-offs were $2.0 million for the three months ended June 30, 2007 compared to $2.1 million for the three months ended June 30, 2006. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, decreased to 0.8% compared to 1.0%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Non-interest Expenses
     Personnel expenses increased approximately $0.1 million, or 1.6%, to $6.4 million compared to $6.3 million. The increase is primarily the result of a $0.2 million increase in salaries and bonuses, partially offset by a decrease of $0.1 million in stock compensation expenses.
     Loan origination and servicing expenses increased approximately $0.3 million to $0.6 million from $0.3 million. The increase is primarily the result of an increase in lending activity in conjunction with timing differences related to the capitalization and amortization of certain loan origination and servicing expenses.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the six months ended June 30, 2007 and 2006
Net Income
     Net income increased $1.3 million to $4.5 million for the six months ended June 30, 2007 compared to net income of $3.2 million for the same period in 2006. The increase is the result of an increase of $0.7 million in net interest income after loan losses and an increase of $1.9 million in non-interest income offset by an increase in non-interest expenses of $1.3 million as described in more detail below.
Interest Income
     Interest income increased 22.9% to approximately $43.4 million compared to approximately $35.3 million. This increase resulted primarily from an increase of approximately $207.7 million or 24.1% in average interest earning assets from $861.8 million to $1.07 billion. The increase in average interest earning assets was almost entirely due to an increase in manufactured housing loans. The weighted average net interest rate on the loans receivable portfolio decreased to 8.1% from 8.2% due to a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest expense increased $7.1 million, or 35.7%, to $27.0 million from $19.9 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $205.1 million to $886.9 million compared to $681.8 million, or 30.1%. The average interest rate on total debt outstanding increased from 5.6% to 5.9%. The higher average interest rate for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to increases in the base LIBOR rate.
      The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the six months ended June 30 (dollars in thousands):

	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$1,010,441	$41,062	8.13%	$803,846	$33,028	8.22%
Investment securities	41,243	1,913	9.28%	41,356	1,877	9.08%
Other	17,842	432	4.84%	16,594	360	4.34%

Total	$1,069,526	$43,407	8.12%	$861,796	$35,265	8.18%

Interest bearing liabilities (2):
Loan funding facilities	$886,862	$26,276	5.93%	$681,814	$19,192	5.63%
Repurchase agreements	23,530	720	6.12%	23,582	661	5.61%
Notes payable – servicing advances(3)	181	13	14.36%	498	24	9.64%

Total	$910,573	$27,009	5.93%	$705,894	$19,877	5.63%

Net interest income and interest rate spread		$16,398	2.18%		$15,388	2.55%

Net yield on average interest earning assets (4)			3.07%			3.57%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Includes non-use fees.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in the components of net interest income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$8,488	$(454)	$8,034
Investment securities	(5)	41	36
Other	27	45	72

Total interest income	$8,510	$(368)	$8,142

Interest bearing liabilities:
Loan funding facilities	$5,772	$1,312	$7,084
Repurchase agreements	(1)	60	59
Notes payable — servicing advances	(15)	4	(11)

Total interest expense	$5,756	$1,376	$7,132

Increase in net interest income			$1,010

Non-interest Income
     Non-interest income increased $1.9 million, or 22.6%, to $10.3 million from $8.4 million. This increase was primarily attributable to an increase of $1.6 million in servicing revenue, including loan servicing fees and late charges. The increase in servicing revenue was primarily attributable to an increase of $0.13 billion or 8.5%, from $1.53 billion to $1.66 billion, in the average serviced loan portfolio, on which servicing fees are collected.
Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased 9.1% to $3.6 million from $3.3 million. The provision for loan losses for the six months ended June 30, 2006 was reduced by approximately $960,000 as the result of a reduction in the portion of the allowance for loan losses initially established for estimated losses related to Hurricane Katrina and Hurricane Rita. No such reduction was recorded during the six months ended June 30, 2007. Net charge-offs were $4.7 million for the six months ended June 30, 2007 compared to $4.6 million for the six months ended June 30, 2006. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, decreased to 0.9% compared to 1.1%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Non-interest Expenses
     Personnel expenses increased approximately $0.6 million, or 4.9%, to $12.9 million compared to $12.3 million. The increase is primarily the result of a $0.2 million increase in health insurance expenses and a $0.4 million increase in salaries and bonuses. We terminated our self-insured health insurance plan effective December 31, 2006, and replaced such plan with a fully-insured plan. The increase in health insurance costs relates to non-recurring carry-over claims under the terminated plan. Any future carry-over claims are expected to be minimal.
     Loan origination and servicing expenses increased approximately $0.4 million to $1.1 million from $0.7 million. The increase is primarily the result of an increase in lending activity in conjunction with timing differences related to the capitalization and amortization of certain loan origination and servicing expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.1 million to $4.3 million, or approximately 2.4%, compared to $4.2 million. This increase is primarily the result of a $0.1 million increase in occupancy and equipment expenses.
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 15.8% to $1.10 billion at June 30, 2007 compared to $0.95 billion at December 31, 2006. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended June 30, 2007 increased 36.2% to $104.6 million compared to $76.8 million for the three months ended June 30, 2006. We additionally processed $31.9 million and $16.9 million in loans originated under third-party agreements for the three months ended June 30, 2007 and 2006, respectively. New loan originations for the six months ended June 30, 2007 increased 31.5% to $183.2 million compared to $139.3 million for the six months ended June 30, 2006. We additionally processed $54.7 million and $20.2 million in loans originated under third-party agreements for the six months ended June 30, 2007 and 2006, respectively.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	June 30, 2007	December 31, 2006
Principal balance of loans receivable	$1,100,745	$956,639
Number of loans receivable	22,709	20,300
Average loan balance	$55	$47
Weighted average loan coupon (1)	9.43%	9.50%
Weighted average initial term	20 years	20 years

(1)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from the securitization of the loans that are accounted for as financings.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	June 30, 2007			December 31, 2006
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31— 60	197	$6,497	0.6%	248	$9,354	1.0%
61— 90	63	2,318	0.2%	86	3,159	0.3%
Greater than 90	147	5,808	0.5%	131	5,416	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and six months ended June 30, 2007, the average outstanding principal balance of non-performing loans was approximately $5.5 million and $5.4 million, respectively, compared to $5.4 million and $6.1 million for the three and six months ended June 30, 2006. Non-performing loans as a percentage of average loans receivable was 0.6% and 0.6% for the three and six months ended June 30, 2007, respectively, as compared to 0.6% and 0.6% for the three and six months ended June 30, 2006, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     At June 30, 2007 we held 188 repossessed houses owned by us compared to 145 houses at December 31, 2006. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $4.2 million at June 30, 2007 compared to $3.0 million at December 31, 2006, an increase of $1.2 million or 40.0%.
     The allowance for credit losses decreased $1.2 million to $7.3 million at June 30, 2007 from $8.5 million at December 31, 2006. Despite the 15.9% increase in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the allowance for credit losses decreased 14.1% due to improvement in delinquency rates at June 30, 2007. Loans delinquent over 60 days decreased $0.5 million or 4.8% from $8.6 million at December 31, 2006 to $8.1 million at June 30, 2007. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3 was approximately 0.68% at June 30, 2007 compared to approximately 0.92% at December 31, 2006. Net charge-offs were $2.0 million and $4.7 million for the three and six months ended June 30, 2007, respectively, compared to $2.1 million and $4.6 million for the three and six months ended June 30, 2006, respectively.
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
The following tables indicate the impact of such pre-2002 loans:
Loan Pool Unpaid Principle Balance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
At June 30, 2007
Dollars	$43,542	$1,065,108
Percentage of total	3.9%	96.1%

At December 31, 2006
Dollars	$46,612	$915,329
Percentage of total	4.8%	95.2%
Static Pool Performance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
Six Months Ended June 30, 2007
Dollars defaulted	$1,769	$7,840
Net losses	$1,063	$2,631

Six Months Ended June 30, 2006
Dollars defaulted	$2,926	$6,663
Net losses	$2,502	$3,842

(1)	Includes owned portfolio, repossessed inventory and loans sold with recourse
     While representing less than 4% of the owned loan portfolio at June 30, 2007, the pre-2002 loans accounted for approximately 18% of the defaults and 29% of the losses during the six months ended June 30, 2007. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. As these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At June 30, 2007 we had approximately $1.2 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the six months ended June 30, 2007, totaled $11.6 million versus $8.5 million for the six months ended June 30, 2006. Cash used in investing activities was $153.8 million for the six months ended June 30, 2007 versus $93.2 million for the six months ended June 30, 2006. Cash used to originate and purchase loans increased 46.0%, or $64.4 million, to $204.3 million for the six months ended June 30, 2007 compared to $139.9 million for the six months ended June 30, 2006. Principal collections on loans totaled $49.5 million for the six months ended June 30, 2007 as compared to $41.8 million for the six months ended June 30, 2006, an increase of $7.7 million, or 18.4%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $1.01 billion for the six months ended June 30, 2007 compared to $0.80 billion for the six months ended June 30, 2006, in addition to improved credit quality and decreased delinquency as a percentage of the outstanding loans receivable balance.
     The primary source of cash during the six months ended June 30, 2007 was our 2007-A securitized financing transaction completed in May 2007. We securitized approximately $200.4 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $184.4 million. Approximately $182.4 million of proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse financing facility.
     Continued access to the securitization market is very important to our business. The proceeds from successful securitization transactions generally are applied to paying down our short-term credit facilities giving us renewed borrowing capacity to fund new loan originations. Numerous factors affect our ability to complete a successful securitization, including factors beyond our control. These include the conditions in the asset-backed securities market generally and the manufactured housing asset-back securities market specifically, including rating agencies’ views on the manufactured housing industry; general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for securitized debt. In the event these factors are unfavorable our ability to successfully complete securitization transactions is impeded and our liquidity and capital resources are affected negatively. There can be no assurance that current conditions will continue or that unfavorable conditions will not prevail.
     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in April 2007, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $50 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B, 2006-A and 2007-A securitizations. The facility matures on March 13, 2008. The outstanding balance on the facility was approximately $145.1 million at June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Additionally, we have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of our residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. The securities are financed at an amount equal to 75% of their current market value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $16.8 million, $1.7 million, $2.1 million and $2.7 million, respectively, at June 30, 2007.
     Under the terms of our revolving credit facility with JPMorgan Chase Bank, N.A. we may borrow up to $4.0 million to fund required principal and interest advances on manufactured housing loans that we service for outside investors. Borrowings under the facility are repaid when we collect monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate is payable on the outstanding balance. To secure the loan, we have granted JPMorgan Chase Bank, N.A. a security interest in substantially all our assets excluding securitized assets. The expiration date of the facility is December 31, 2007. The outstanding balance on the facility was approximately $0.6 million at June 30, 2007.
     In September 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock we may sell under the registration statement from time to time, we have registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. We sold 15,863 shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during the three and six months ended June 30, 2007, at the price of our common stock prevailing at the time of each sale. We received net proceeds of $101,000 as a result of these sales.
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
     Cash generated from operations, borrowings under our Citigroup facility, loan securitizations, borrowings against our securitized loan residuals, and issuances of convertible debt, equity interests or additional debt financing arrangements (either pursuant to our shelf registration statement on Form S-3 or otherwise) will enable us to meet our liquidity needs for at least the next twelve months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If market conditions require, loan purchase opportunities become available, or favorable capital opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock.

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
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $530.3 million and $214.6 million at June 30, 2007 and 2006, respectively. If LIBOR increased or decreased by 1.0% during the six months ended June 30, 2007 and 2006, we believe our interest expense would have increased or decreased by approximately $2.1 million and $0.7 million, respectively, based on the $431.7 million and $145.7 million average balance outstanding under our variable rate debt facilities for the six months ended June 30, 2007 and 2006, respectively. The increase or decrease in interest expense would have been offset by $1.2 million and zero during the six months ended June 30, 2007 and 2006, respectively, as a result of our hedging strategies, as discussed below. We had no variable rate interest earning assets outstanding during the six months ended June 30, 2007 or 2006.
     The following table shows the expected maturity dates of our assets and liabilities at June 30, 2007. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Expected Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$1,158	$—	$—	$—	$1,158
Restricted cash	19,168	—	—	—	19,168
Investments	—	—	—	41,823	41,823
Loans receivable, net	36,564	106,761	436,695	516,441	1,096,461
Servicing advances	3,163	2,670	—	—	5,833
Servicing rights	92	265	1,018	948	2,323
Furniture, fixtures and equipment, net	264	824	2,206	—	3,294
Repossessed houses	2,115	2,114	—	—	4,229
Goodwill	—	—	—	32,277	32,277
Other assets	7,947	1,947	2,675	7,585	20,154

Total assets	$70,471	$114,581	$442,594	$599,074	$1,226,720

Liabilities and Stockholders’ Equity
Warehouse financing	$36,283	$108,849	$—	$—	$145,132
Securitization financing	33,873	96,455	342,161	344,514	817,003
Repurchase agreements	23,269	—	—	—	23,269
Notes payable — servicing advances	557	—	—	—	557
Other liabilities	23,641	1,963	—	1,810	27,414

Total liabilities	117,623	207,267	342,161	346,324	1,013,375

Preferred stock	—	—	—	125	125
Common stock	—	—	—	259	259
Additional paid-in-capital	—	—	—	220,323	220,323
Accumulated other comprehensive loss	172	546	2,828	2,205	5,751
Distributions in excess of earnings	—	—	—	(13,113)	(13,113)

Total stockholders’ equity	172	546	2,828	209,799	213,345

Total liabilities and stockholders’ equity	$117,795	$207,813	$344,989	$556,123	$1,226,720

Interest sensitivity gap	$(47,324)	$(93,232)	$97,605	$42,951
Cumulative interest sensitivity gap	$(47,324)	$(140,556)	$(42,951)	—
Cumulative interest sensitivity gap to total assets	(3.86)%	(11.46)%	(3.50)%	—

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
     We held six separate open derivative positions at June 30, 2007. All six of these positions were interest rate swaps. One of the positions is an interest rate swap related to our 2006-A securitization which locks in the interest rate on the outstanding balance of the 2006-A variable rate notes at 5.48% for the life of the notes. The outstanding notional balance on this interest rate swap was $182.4 million at June 30, 2007. Another one of the positions is an interest rate swap related to our 2007-A securitization which locks in the interest rate on the outstanding balance of the 2007-A variable rate notes at 5.12% for the life of the notes. The outstanding notional balance on this interest rate swap was $182.1 million at June 30, 2007.
     Additionally, we held two interest rate swaps for the purpose of locking in the interest rate on a portion of our anticipated 2007-B securitization transaction. The agreements fix the interest rate on notional amounts of $37.8 million and $25 million at 5.07% and 5.55%, respectively. The scheduled termination dates of the swaps are April 2018 and July 2016, respectively.
     At June 30, 2007 we held two interest rate swaps which were not accounted for as hedges. Under the agreements, at June 30, 2007, we paid one month LIBOR and received fixed rates of 5.48% and 5.12% on outstanding notional balances of $4.3 million and $0.5 million, respectively. The scheduled termination dates of the swaps are April 2020 and August 2020, respectively.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by expected maturity at June 30, 2007 (dollars in thousands):

	Interest Rate Sensitivity
						There-
	2007	2008	2009	2010	2011	after	Total
Interest sensitive assets
Interest bearing deposits	$21,503	$—	$—	$—	$—	$—	$21,503
Average interest rate	4.85%	—	—	—	—	—	4.85%
Investments	—	—	—	—	—	41,823	41,823
Average interest rate	—	—	—	—	—	9.28%	9.28%
Loans receivable, net	72,801	137,809	123,048	108,232	95,021	559,551	1,096,461
Average interest rate	9.43%	9.43%	9.43%	9.43%	9.43%	9.43%	9.43%
Derivative asset	1,002	—	—	—	—	3,240	4,242
Average interest rate	5.28%	—	—	—	—	5.28%	5.28%

Total interest sensitive assets	$95,306	$137,809	$123,048	$108,232	$95,021	$604,614	$1,164,029

Interest sensitive liabilities
Warehouse financing	$72,566	$72,566	$—	$—	$—	$—	$145,132
Average interest rate	7.16%	7.16%	—	—	—	—	7.16%
Securitization financing	67,647	118,925	94,569	83,279	70,572	382,010	817,003
Average interest rate	5.65%	5.65%	5.65%	5.65%	5.65%	5.65%	5.65%
Repurchase agreements	23,269	—	—	—	—	—	23,269
Average interest rate	6.12%	—	—	—	—	—	6.12%
Notes payable — servicing advances	557	—	—	—	—	—	557
Average interest rate	14.18%	—	—	—	—	—	14.18%
Derivative liability	33	—	—	—	—	11	44
Average interest rate	5.51%	—	—	—	—	5.51%	5.51%

Total interest sensitive liabilities	$164,072	$191,491	$94,569	$83,279	$70,572	$382,021	$986,005

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

PART II   OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     Set forth below is information concerning the election of directors, submitted to a vote at the annual meeting of stockholders on June 26, 2007. Each of the following persons was elected as a director to hold office until the 2008 Annual Meeting of Stockholders to be held in 2008 or until his successor is duly elected and qualified.

Nominee	For	Withheld
Paul A. Halpern	24,450,929	23,749
Ronald A. Klein	24,448,581	26,097
Richard H. Rogel	22,413,951	2,060,727
Robert S. Sher	24,287,379	187,299
Gary A. Shiffman	24,285,179	189,499
Michael J. Wechsler	24,448,581	26,097
ITEM 6. Exhibits
          (a) Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(1)

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2007

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