Form 10-Q
period 2007-09-30
ORIGEN FINANCIAL INC
filed 2007-11-08
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of November 1, 2007: 25,988,895

Origen Financial, Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
As of September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$14,824	$2,566
Restricted cash	15,665	15,412
Investments held to maturity	41,885	41,538
Loans receivable, net of allowance for losses of $7,489 and $8,456 at September 30, 2007 and December 31, 2006, respectively	1,157,006	950,226
Servicing advances	5,890	7,741
Servicing rights	2,225	2,508
Furniture, fixtures and equipment, net	3,132	3,513
Repossessed houses	4,923	3,046
Goodwill	32,277	32,277
Other assets	15,144	14,240

Total assets	$1,292,971	$1,073,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$238,687	$131,520
Securitization financing	786,971	685,013
Repurchase agreements	16,894	23,582
Notes payable – related party	14,445	—
Notes payable – servicing advances	—	2,185
Other liabilities	31,303	26,303

Total liabilities	1,088,300	868,603

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at September 30, 2007 and December 31, 2006, $1,000 per share liquidation preference	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,993,823 and 25,865,401 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	260	259
Additional paid-in-capital	221,323	219,759
Accumulated other comprehensive loss	(4,685)	(625)
Distributions in excess of earnings	(12,352)	(15,054)

Total stockholders’ equity	204,671	204,464

Total liabilities and stockholders’ equity	$1,292,971	$1,073,067

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)
For the periods ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income
Total interest income	$23,656	$18,807	$67,063	$54,072
Total interest expense	15,628	11,451	42,637	31,328

Net interest income before loan losses	8,028	7,356	24,426	22,744
Provision for loan losses	2,191	1,598	5,785	4,924

Net interest income after loan losses	5,837	5,758	18,641	17,820
Non-interest income
Servicing income	4,728	3,635	13,331	10,608
Other	904	727	2,597	2,142

Total non-interest income	5,632	4,362	15,928	12,750
Non-interest Expenses
Personnel	5,946	5,719	18,863	17,986
Loan origination and servicing	395	402	1,454	1,114
State business taxes	115	76	352	251
Other operating	2,234	2,169	6,579	6,327

Total non-interest expense	8,690	8,366	27,248	25,678

Net income before income taxes and cumulative effect of change in accounting principle	2,779	1,754	7,321	4,892
Income tax benefit	(51)	—	(43)	—

Net income before cumulative effect of change in accounting principle	2,830	1,754	7,364	4,892
Cumulative effect of change in accounting principle	—	—	—	46

NET INCOME	$2,830	$1,754	$7,364	$4,938

Weighted average common shares outstanding, basic	25,365,778	25,203,558	25,289,680	25,099,157

Weighted average common shares outstanding, diluted	25,431,398	25,247,421	25,382,607	25,174,272

Earnings per common share before cumulative effect of change in accounting principle:
Basic	$0.11	$0.07	$0.29	$0.19

Diluted	$0.11	$0.07	$0.29	$0.19

Earnings per common share:
Basic	$0.11	$0.07	$0.29	$0.20

Diluted	$0.11	$0.07	$0.29	$0.20

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
For the periods ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,830	$1,754	$7,364	$4,938

Other comprehensive loss:
Net unrealized losses on interest rate swaps	(10,401)	(4,790)	(3,801)	(1,942)
Reclassification adjustment for net gains included in net income	(35)	(2)	(259)	(9)

Total other comprehensive loss	(10,436)	(4,792)	(4,060)	(1,951)

Comprehensive income (loss)	$(7,606)	$(3,038)	$3,304	$2,987

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the nine months ended September 30, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities
Net income	$7,364	$4,938
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	5,785	4,924
Investment impairment	—	114
Depreciation and amortization	4,012	4,502
Compensation expense recognized under share-based compensation plans	1,189	1,409
Cumulative effect of change in accounting principal	—	(46)
Proceeds from loan sales	—	772
Decrease in servicing advances	1,851	1,960
Increase in other assets	(6,592)	(6,107)
Increase (decrease) in accounts payable and other liabilities	1,087	(606)

Net cash provided by operating activities	14,696	11,860
Cash Flows From Investing Activities
Increase in restricted cash	(253)	(232)
Origination and purchase of loans	(298,611)	(214,548)
Principal collections on loans	77,985	63,990
Proceeds from sale of repossessed houses	8,047	8,661
Capital expenditures	(482)	(506)

Net cash used in investing activities	(213,314)	(142,635)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	121	—
Retirement of common stock	(331)	(288)
Dividends paid	(4,662)	(1,542)
Proceeds upon termination of hedging transaction	672	1,418
Payment upon termination of hedging transaction	(57)	—
Proceeds from securitization financing	184,389	200,646
Repayment of securitization financing	(82,550)	(69,276)
Repayment of advances under repurchase agreements	(6,688)	—
Proceeds from warehouse financing	301,255	201,868
Repayment of warehouse financing	(194,088)	(206,261)
Proceeds from notes payable – related party	15,000	—
Change in notes payable – servicing advances, net	(2,185)	(754)

Net cash provided by financing activities	210,876	125,811

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,258	(4,964)
Cash and cash equivalents, beginning of period	2,566	8,307

Cash and cash equivalents, end of period	$14,824	$3,343

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,314	$30,849
Cash paid for income taxes	$25	$—
Non-cash financing activities:
Non-vested common stock issued as unearned compensation	$1,037	$2,400
Loans transferred to repossessed houses and held for sale	$14,261	$13,874
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the periods ended September 30, 2007 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Dilutive common shares primarily consist of employee stock options, non-vested common stock awards, stock purchase warrants and convertible notes. The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$2,830	$1,754	$7,364	$4,938
Preferred stock dividends	(4)	(4)	(12)	(12)

Income available to common shareholders, basic	$2,826	$1,750	$7,352	$4,926

Income available to common shareholders, diluted	$2,826	$1,750	$7,352	$4,926

Denominator:
Weighted average common shares for basic EPS	25,366	25,204	25,290	25,099

Effect of dilutive securities:
Incremental shares – non-vested stock awards	42	43	85	75
Incremental shares – stock purchase warrants	23	—	8	—

Weighted average common shares for diluted EPS	25,431	25,247	25,383	25,174

Basic EPS	$0.11	$0.07	$0.29	$0.20

Diluted EPS	$0.11	$0.07	$0.29	$0.20

     Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, were 222,207 and 248,500, respectively, and for the nine months ended September 30, 2007 and 2006, were 234,687 and 250,394, respectively. The common stock options are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of the common stock options, as well as unearned compensation related to the common stock options.
     Antidilutive outstanding convertible debt shares that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, 174,276 and 58,730, respectively. There was no convertible debt outstanding during the three and nine months ended September 30, 2006. The convertible debt shares are considered antidilutive for any period where interest expense per common share obtainable on conversion exceeds basic earnings per share.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 4– Investments
     The Company follows the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in reporting its investments. The investments are carried on the Company’s balance sheet at an amortized cost of $41.9 million at September 30, 2007. The fair value of these investments was approximately $42.9 million at September 30, 2007.
Investments Accounted for Under the Provisions of SFAS No. 115
     The investments accounted for under the provisions of SFAS 115 are carried on the Company’s balance sheet at an amortized cost of $38.3 million at September 30, 2007. These investments consisted of two asset backed securities with principal amounts of $32.0 million and $6.8 million at September 30, 2007. The investments are collateralized by manufactured housing loans and are classified as held-to-maturity. They have contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the investments to maturity. The investments will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. As there is no observable market for these investments, they are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. These investments collateralize repurchase agreements with Citigroup as discussed in Note 7. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. Notwithstanding the indirect effects on credit markets resulting from the recent sub-prime mortgage fallout, there has not been a significant change in the performance of the loans supporting these asset backed securities. No impairment was recorded relating to these investments during the three and nine months ended September 30, 2007 and September 30, 2006.
Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of investments accounted for under the provisions of SOP 03-3 was approximately $3.6 million at September 30, 2007, and is included in investments held to maturity in the consolidated balance sheet. During the three and nine months ended September 30, 2007 the Company did not purchase or sell any investments accounted for under the provisions of SOP 03-3. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three and nine months ended September 30, 2007. No impairment was recorded related to these securities during the three months ended September 30, 2006. An other-than-temporary impairment of $114,000 was recorded during the nine months ended September 30, 2006, as a result of a change in the Company’s estimates of expected future cash flows.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Loans Receivable
     The carrying amounts of loans receivable consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Manufactured housing loans — securitized	$940,524	$825,811
Manufactured housing loans — unsecuritized	218,758	130,828
Accrued interest receivable	6,144	4,840
Deferred loan origination costs	4,718	1,271
Discount on purchased loans	(4,736)	(3,155)
Allowance for purchased loans	(913)	(913)
Allowance for loan losses	(7,489)	(8,456)

	$1,157,006	$950,226

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
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $117.0 million at September 30, 2007. Delinquency statistics (including repossessed inventory) on those loans are as follows at September 30, 2007 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	103	$3,685	3.2%
61-90	34	1,260	1.1%
Greater than 90	70	2,747	2.3%
Note 6 – Allowance for Credit Losses
     The allowance for credit losses and related additions and deductions to the allowance were as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$7,342	$8,779	$8,456	$10,017
Provision for loan losses	2,191	1,598	5,785	4,924
Gross charge-offs	(4,909)	(4,202)	(15,137)	(12,825)
Recoveries	2,865	2,237	8,385	6,296

Balance at end of period	$7,489	$8,412	$7,489	$8,412

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt
     Total debt outstanding was as follows (in thousands):

	September 30,	December 31,
	2007	2006
Warehouse financing	$238,687	$131,520
Securitization financing	786,971	685,013
Repurchase agreements	16,894	23,582
Notes payable – related party	14,445	—
Notes payable – servicing advances	—	2,185

	$1,056,997	$842,300

Warehouse Financing – Citigroup
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in August 2007, the Company pledges loans as collateral and in turn is advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $55 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B, 2006-A and 2007-A securitizations. The facility matures on March 13, 2008. The outstanding balance on the facility was approximately $238.7 million at September 30, 2007. At September 30, 2007, all financial covenants were met.
Securitization Financing – 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $99.7 million at September 30, 2007.
Securitization Financing – 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $100.3 million at September 30, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7– Debt (Continued)
Securitization Financing – 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $112.5 million at September 30, 2007.
Securitization Financing – 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2, Class B-1 and Class B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $123.5 million at September 30, 2007.
Securitization Financing – 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $175.0 million at September 30, 2007.
Securitization Financing – 2007-A Securitization
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2007-A securitization notes was approximately $176.0 million at September 30, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Debt (Continued)
Repurchase Agreements – Citigroup
     The Company has entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements, the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. Prior to June 30, 2007, the securities were financed at an amount equal to 75% of their value as determined by Citigroup. As of September 30, 2007, the securities were financed at an amount equal to 65%-75% of their value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $12.5 million, $1.2 million, $1.5 million and $1.7 million, respectively, at September 30, 2007.
Notes Payable – Related Party
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $15 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of one of the Company’s principal stockholders (the “Bridge Financing”). The Lender is a grantor revocable trust established by William M. Davidson as the grantor. Mr. Davidson is the sole member of Woodward Holding, LLC, which owns approximately 6.8% of the Company’s common stock. The sole manager of Woodward Holding, LLC is the Chairman of the Origen Board of Directors. The Bridge Financing includes a senior secured promissory note (the “Note”) and a senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note are each one-year secured notes bearing interest at 8% per year and are secured by a portion of the Company’s rights to receive servicing fees on its loan servicing portfolio. The Note, which has an original principal amount of $10 million, and the Convertible Note, which has an original principal amount of $5 million, are each due on September 11, 2008. The term of the Note and the Convertible Note may be extended up to 120 days with the payment of additional fees. The Convertible Note may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $6.237 per share. In connection with the Bridge Financing, the Company issued a stock purchase warrant to the Lender. The stock purchase warrant is a five-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.16 per share. The Note and the Convertible Note had an aggregate outstanding balance of $14.4 million at September 30, 2007, net of the unamortized discount related to the fair value of the warrants.
Notes Payable – Servicing Advances
     The Company previously had a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility, which was terminated in September 2007, the Company could borrow up to $4.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that were serviced for outside investors. Borrowings under the facility were repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate was payable on the outstanding balance. To secure the loan, the Company had granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. There was no outstanding balance on the facility at September 30, 2007 and all liens were released as of the termination of the facility.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Debt (Continued)
     The average balance and average interest rate of outstanding debt were as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing – Citigroup (1)	$171,616	7.2%	$120,649	7.0%
Securitization financing – 2004-A securitization	107,109	5.6%	126,655	5.4%
Securitization financing – 2004-B securitization	108,581	5.7%	125,849	5.5%
Securitization financing – 2005-A securitization	121,613	5.4%	139,842	5.2%
Securitization financing – 2005-B securitization	131,389	5.8%	146,178	5.7%
Securitization financing – 2006-A securitization	184,026	5.9%	69,158	6.0%
Securitization financing – 2007-A securitization	100,642	5.7%	—	—
Repurchase agreements – Citigroup	21,967	6.2%	23,582	5.9%
Notes payable – related party (2)	1,003	13.0%	—	—
Notes payable – servicing advances (3)	173	14.4%	447	9.4%

(1)	Includes facility fees.

(2)	Includes the amortization of the fair value of the related stock purchase warrants.

(3)	Includes non-use fees.
     At September 30, 2007, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2007 — $110.3 million; 2008 — $312.4 million; 2009 — $94.6 million; 2010 — $83.3 million; 2011 — $70.6 million and $385.8 million thereafter.
Note 8 – Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or restricted stock grants. As of September 30, 2007, there were 213,500 options and 621,917 non-vested stock awards outstanding under the plan. There were 23,000 and 30,000 stock options cancelled during the three and nine months ended September 30, 2007, respectively. No stock options were granted or exercised during the three and nine months ended September 30, 2007. There were 110,500 and 157,000 restricted stock awards granted during the three and nine months ended September 30, 2007, respectively. Stock awards vested during the three and nine months ended September 30, 2007 totaled 4,067 and 191,359, respectively. No non-vested stock awards were forfeited during the three months ended September 30, 2007. Non-vested stock awards forfeited during the nine months ended September 30, 2007 totaled 5,567. The compensation cost that has been charged against income for the plan was $405,000 and $1,189,000 for the three and nine months ended September 30, 2007, respectively, and $317,000 and $1,409,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, there were 201,248 shares of common stock available for issuance under the plan.

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
     When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as a hedge, the derivative will continue to be recorded on the consolidated balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as a hedge is recognized in current period earnings. For terminated cash flow hedges or cash flow hedges that no longer qualify as highly effective, the effective portion previously recorded in accumulated other comprehensive income is recorded in earnings when the hedged item affects earnings.
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the three months ended September 30, 2007, the Company recognized net losses of $16,000 in interest expense due to the ineffective portion of the hedges related to recognized liabilities. No net ineffectiveness was recorded during the nine months ended September 30, 2007 for the hedges related to forecasted liabilities. During the nine months ended September 30, 2007, the Company recognized net losses of $15,000 in other non-interest income due to the ineffective portion of hedges related to forecasted liabilities. No ineffectiveness was recognized during the three months ended September 30, 2007 for the hedges related to forecasted liabilities. During both the three and nine months ended September 30, 2006, the Company recognized net losses of approximately $11,000 in interest expense and $1,000 in other income due to hedge ineffectiveness.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 9 – Derivative Instruments and Hedging Activity (Continued)
     During the three and nine months ended September 30, 2007 the Company reclassified net gains of approximately $35,000 and $259,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. During the three and nine months ended September 30, 2006, the Company reclassified net gains of approximately $2,000 and $9,000, respectively, from accumulated other comprehensive income into earnings. Net unrealized losses of approximately $4.7 million related to cash flow hedges were included in accumulated other comprehensive income as of September 30, 2007. The Company expects to reclassify net gains of approximately $131,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income are expected to be reclassified into earnings by April 2018. As of September 30, 2007 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated an asset of $1,000, which is included in other assets in the consolidated balance sheet and a liability of $6.3 million, which is included in other liabilities in the consolidated balance sheet.
Derivatives Not Designated as Hedge Instruments
     As of September 30, 2007, the Company held two open interest rate swap contracts which were not designated as hedges. These interest rate swap contracts were entered into in connection with other interest rate swap contracts which are accounted for as cash flow hedges for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A and 2007-A securitizations. Changes in the fair values of the interest rate swap contracts not designated and documented as hedges are recorded through earnings each period and are included in other non-interest income. During the three and nine months ended September 30, 2007, the Company recognized net losses, related to the changes in the fair values of these contracts, of approximately $122,000 and $157,000, respectively. The fair values of these contracts at September 30, 2007 approximated an asset of $1,000 and a liability of $134,000, which are included in other assets and other liabilities in the consolidated balance sheet, respectively. During both the three and nine months ended September 30, 2006, the Company recognized net gains of approximately $3,000 related to changes in the fair value of derivatives not designated as hedge instruments.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
     On July 31, 2007, the Company declared a dividend of $0.08 per common share payable to holders of record as of August 16, 2007. On August 31, 2007 those dividends were paid and totaled approximately $2.1 million.
     In September 2005, the Securities and Exchange Commission declared effective the Company’s shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock the Company may sell under the registration statement from time to time, the Company has registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. The Company sold 7,820 and 23,683 shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during the three and nine months ended September 30, 2007, respectively, at the price of the Company’s common stock prevailing at the time of each sale. The Company received net proceeds of $20,000 and $121,000, for the three and nine months ended September 30, 2007, respectively, as a result of these sales.
     In conjunction with the Bridge Financing (See Note 7) the Company issued a stock purchase warrant to the Lender (as defined in Note 7). The stock purchase warrant is a five-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.16 per share. The warrant expires on September 11, 2012. As of September 11, 2007, the warrants are valued at $587,000 using a Cox, Ross and Rubinstein lattice based pricing model. This amount has been recorded as an increase in additional paid-in-capital and as a discount on notes payable in the Company’s consolidated balance sheet. The amortization of the discount will be recorded as an increase in interest expense over the life of the notes payable.
Note 11 – Subsequent Events
     The Company completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans on October 16, 2007. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The notes pay interest at one month LIBOR plus 120 basis points. Approximately $122.4 million of the proceeds was used to reduce the aggregate balance of notes outstanding under the Company’s Citigroup warehouse facility.
     On October 22, 2007, the Company declared a dividend of $0.09 per common share payable to holders of record as of November 19, 2007. Payment of the dividend is planned for November 30, 2007.

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
     The following discussion and analysis of our consolidated financial condition and results of operations as of and for the periods ended September 30, 2007 in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     On September 11, 2007, we, through our primary operating subsidiary, Origen Financial L.L.C., entered into a $15 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of one of our principal stockholders (the Bridge Financing”). The Lender is a grantor revocable trust established by William M. Davidson as the grantor. Mr. Davidson is the sole member of Woodward Holding, LLC, which owns approximately 6.8% of our common stock. The Bridge Financing includes a senior secured promissory note (the “Note”) and a senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note are each one-year secured notes bearing interest at 8% per year and are secured by a portion of the our rights to receive servicing fees on our loan servicing portfolio. The Note, which has an original principal amount of $10 million, and the Convertible Note, which has an original principal amount of $5 million, are each due on September 11, 2008. The term of the Note and the Convertible Note may be extended up to 120 days with the payment of additional fees. The Convertible Note may be converted at the option of the Lender into shares of our common stock at a conversion price of $6.237 per share. In connection with the Bridge Financing, we issued a stock purchase warrant to the Lender. The stock purchase warrant is a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $6.16 per share.
     We completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans on October 16, 2007. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The notes pay interest at one month LIBOR plus 120 basis points. Approximately $122.4 million of the proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse facility.
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
Comparison of the three months ended September 30, 2007 and 2006
Net Income
     Net income increased $1.0 million, or 55.6%, to $2.8 million for the three months ended September 30, 2007 compared to net income of $1.8 million for the same period in 2006. Following is a description of the changes in the components of net income.
Net Interest Income
     Interest income increased 26.1% to approximately $23.7 million compared to approximately $18.8 million. This increase resulted primarily from an increase of approximately $250.5 million or 26.8% in average interest earning assets from $935.0 million to $1,185.5 million. The increase in average interest earning assets was almost entirely due to an increase in manufactured housing loans. The weighted average net interest rate on the loans receivable portfolio remained consistent at 8.01%.
     Interest expense increased $4.1 million, or 35.7%, to $15.6 million from $11.5 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $248.3 million to $1,000.0 million compared to $751.7 million, or 33.0%. The average interest rate on total debt outstanding increased from 5.90% to 6.12%.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended September 30 (dollars in thousands):

	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$1,121,697	$22,460	8.01%	$877,190	$17,637	8.04%
Investment securities	41,263	961	9.32%	41,229	937	9.09%
Other interest earning assets	22,534	235	4.17%	16,665	233	5.59%

Total	$1,185,494	$23,656	7.98%	$935,084	$18,807	8.05%

Interest bearing liabilities:
Loan funding facilities (2)	$999,962	$15,227	6.09%	$751,735	$11,077	5.89%
Repurchase agreements	18,893	298	6.31%	23,582	365	6.19%
Other interest bearing liabilities (3)	3,133	103	13.15%	367	9	9.81%

Total	$1,021,988	$15,628	6.12%	$775,684	$11,451	5.90%

Net interest income and interest rate spread		$8,028	1.86%		$7,356	2.15%

Net yield on average interest earning assets (4)			2.71%			3.15%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Includes non-use fees and the amortization of the fair value of the related stock purchase warrants.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,916	$(93)	$4,823
Investment securities	1	23	24
Other interest earning assets	82	(80)	2

Total interest income	$4,999	$(150)	$4,849

Interest bearing liabilities:
Loan funding facilities	$3,658	$492	$4,150
Repurchase agreements	(73)	6	(67)
Other interest bearing liabilities	68	26	94

Total interest expense	$3,653	$524	$4,177

Increase in net interest income			$672

Non-interest Income
     Non-interest income increased $1.2 million to $5.6 million. This increase was largely attributable to a 30.6% increase of $1.1 million in servicing revenue, including loan servicing fees and late charges. The increase in servicing revenue was primarily attributable to an increase of $185.5 million or 11.8%, from $1,568.7 million to $1,754.2 million, in the average serviced loan portfolio, on which servicing fees are collected. Also, fees from third party platform lending increased by $0.3 million, or 75.0%.
Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased 37.5% to $2.2 million from $1.6 million. The provision for loan losses for the three months ended September 30, 2006 was reduced by approximately $600,000 as the result of a reduction in the portion of the allowance for loan losses initially established for estimated losses related to Hurricane Katrina and Hurricane Rita. No such reduction was recorded during the three months ended September 30, 2007. Net charge-offs were $2.0 million for the three month periods ended September 30, 2007 and September 30, 2006. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, decreased to 0.7% compared to 0.9%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Non-interest Expenses
     Personnel expenses increased $0.2 million, or 3.5%, to $5.9 million compared to $5.7 million. The increase is the result of a $0.2 million increase in salaries and bonuses.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.1 million to $2.2 million. This increase is primarily the result of a $0.1 million increase in professional fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the nine months ended September 30, 2007 and 2006
Net Income
     Net income increased $2.5 million, or 51.0%, to $7.4 million for the nine months ended September 30, 2007 compared to net income of $4.9 million for the same period in 2006. The increase is the result of an increase of $0.8 million in net interest income after loan losses and an increase of $3.2 million in non-interest income offset by an increase in non-interest expenses of $1.5 million as described in more detail below.
Net Interest Income
     Interest income increased 24.0% to approximately $67.1 million compared to approximately $54.1 million. This increase resulted primarily from an increase of approximately $222.0 million or 25.1% in average interest earning assets from $886.2 million to $1,108.2 million. The increase in average interest earning assets was almost entirely due to an increase in manufactured housing loans. The weighted average net interest rate on the loans receivable portfolio decreased to 8.09% from 8.16% due to a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest expense increased $11.3 million, or 36.1%, to $42.6 million from $31.3 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $219.6 million to $925.0 million compared to $705.4 million, or 31.1%. The average interest rate on total debt outstanding increased from 5.73% to 6.00%.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the nine months ended September 30 (dollars in thousands):

	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$1,047,526	$63,522	8.09%	$828,294	$50,665	8.16%
Investment securities	41,249	2,874	9.29%	41,313	2,814	9.08%
Other interest earning assets	19,406	667	4.58%	16,618	593	4.76%

Total	$1,108,181	$67,063	8.07%	$886,225	$54,072	8.14%

Interest bearing liabilities:
Loan funding facilities (2)	$924,976	$41,503	5.98%	$705,377	$30,270	5.72%
Repurchase agreements	21,967	1,018	6.18%	23,582	1,026	5.80%
Other interest bearing liabilities (3)	1,176	116	13.15%	454	32	9.40%

Total	$948,119	$42,637	6.00%	$729,413	$31,328	5.73%

Net interest income and interest rate spread		$24,426	2.07%		$22,744	2.41%

Net yield on average interest earning assets (4)			2.94%			3.42%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Includes non-use fees and the amortization of the fair value of the related stock purchase warrants.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$13,410	$(553)	$12,857
Investment securities	(4)	64	60
Other interest earning assets	99	(25)	74

Total interest income	$13,505	$(514)	$12,991

Interest bearing liabilities:
Loan funding facilities	$9,424	$1,809	$11,233
Repurchase agreements	(70)	62	(8)
Other interest bearing liabilities	51	33	84

Total interest expense	$9,405	$1,904	$11,309

Increase in net interest income			$1,682

Non-interest Income
     Non-interest income increased $3.2 million to $15.9 million. This increase was primarily attributable to an increase of $2.7 million in servicing revenue, including loan servicing fees and late charges and an increase of $0.4 million in third-party platform lending fees. The increase in servicing revenue was primarily attributable to an increase in the serviced loan portfolio on which servicing fees are collected. The average serviced loan portfolio increased $148.5 million or 9.6%, from $1,542.5 million to $1,691.0 million, in the average serviced loan portfolio, on which servicing fees are collected.
Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased 18.4% to $5.8 million from $4.9 million. The provision for loan losses for the nine months ended September 30, 2006 was reduced by approximately $1.6 million as the result of a reduction in the portion of the allowance for loan losses initially established for estimated losses related to Hurricane Katrina and Hurricane Rita. No such reduction was recorded during the nine months ended September 30, 2007. Net charge-offs were $6.8 million for the nine months ended September 30, 2007 compared to $6.5 million for the nine months ended September 30, 2006. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, decreased to 0.9% compared to 1.0%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Non-interest Expenses
     Personnel expenses increased approximately $0.9 million, or 5.0%, to $18.9 million compared to $18.0 million. The increase is the result of a $0.9 million increase in salaries and bonuses.
     Loan origination and servicing expenses increased approximately $0.3 million to $1.4 million from $1.1 million. The increase is primarily the result of an increase in lending activity in conjunction with timing differences related to the capitalization and amortization of certain loan origination and servicing expenses.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased approximately $0.3 million, or 4.8%, to $6.6 million from $6.3 million. This increase is primarily the result of a $0.2 million increase in occupancy and equipment expenses and an increase of $0.2 million in professional service fees, partially offset by a decrease of $0.1 million in miscellaneous office expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding increased 21.8% to $1,157.0 million at September 30, 2007 compared to $950.2 million at December 31, 2006. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended September 30, 2007 increased 30.9% to $92.8 million compared to $70.9 million for the three months ended September 30, 2006. We additionally processed $31.1 million and $15.7 million in loans originated under third-party agreements for the three months ended September 30, 2007 and 2006, respectively. New loan originations for the nine months ended September 30, 2007 increased 31.3% to $276.0 million compared to $210.2 million for the nine months ended September 30, 2006. We additionally processed $85.9 million and $35.9 million in loans originated under third-party agreements for the nine months ended September 30, 2007 and 2006, respectively.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	September 30, 2007	December 31, 2006
Principal balance of loans receivable	$1,159,282	$956,639
Number of loans receivable	23,715	20,300
Average loan balance	$49	$47
Weighted average loan coupon (1)	9.44%	9.50%
Weighted average initial term	20 years	20 years

(1)	The weighted average loan coupon includes an embedded servicing fee rate resulting from the securitization of the loans that are accounted for as financings.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	September 30, 2007			December 31, 2006
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31– 60	232	$8,999	0.8%	248	$9,354	1.0%
61– 90	103	3,461	0.3%	86	3,159	0.3%
Greater than 90	140	5,620	0.5%	131	5,416	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and nine months ended September 30, 2007, the average outstanding principal balance of non-performing loans was approximately $5.7 million and $5.5 million, respectively, compared to $5.2 million and $5.8 million for the three and nine months ended September 30, 2006. Non-performing loans as a percentage of average loans receivable was 0.5% and 0.5% for the three and nine months ended September 30, 2007, respectively, as compared to 0.6% and 0.7% for the three and nine months ended September 30, 2006, respectively.
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
     At September 30, 2007 we held 204 repossessed houses owned by us compared to 145 houses at December 31, 2006. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $4.9 million at September 30, 2007 compared to $3.0 million at December 31, 2006, an increase of $1.9 million or 63.3%. Given the relatively small number and dollar amount of repossessed houses, a small change in the number of houses owned can result in a fairly large percentage increase or decrease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The allowance for credit losses decreased $1.0 million to $7.5 million at September 30, 2007 from $8.5 million at December 31, 2006. Despite the 22.6% increase in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the allowance for credit losses decreased 11.8% due to improvement in delinquency rates at September 30, 2007. Loans delinquent over 60 days decreased from 0.9% of the loan portfolio at December 31, 2006 to 0.8% of the loan portfolio at September 30, 2007. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3 was approximately 0.66% at September 30, 2007 compared to approximately 0.92% at December 31, 2006. Net charge-offs were $2.0 million and $6.8 million for the three and nine months ended September 30, 2007, respectively, compared to $2.0 million and $6.5 million for the three and nine months ended September 30, 2006, respectively.
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
The following tables indicate the impact of such pre-2002 loans:
Loan Pool Unpaid Principle Balance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
At September 30, 2007
Dollars	$41,930	$1,125,927
Percentage of total	3.6%	96.4%

At December 31, 2006
Dollars	$46,612	$915,329
Percentage of total	4.8%	95.2%
Static Pool Performance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
Nine Months Ended September 30, 2007
Dollars defaulted	$3,024	$11,237
Net losses	$1,561	$4,102

Nine Months Ended September 30, 2006
Dollars defaulted	$4,055	$9,819
Net losses	$3,495	$5,507

(1)	Includes owned portfolio and repossessed inventory.
     While representing less than 4% of the owned loan portfolio at September 30, 2007, the pre-2002 loans accounted for approximately 21% of the defaults and 28% of the losses during the nine months ended September 30, 2007. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. As these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     During the third quarter of 2007 the capital markets encountered unprecedented disruption as a result of difficulties in the sub-prime mortgage market. While we are not participants in that market, we nonetheless were impacted by the unsettled market conditions. Spreads widened across all spectrums of the asset-backed securities market and providers of warehouse lending facilities and other forms of operating capital severely tightened conditions and applied significantly more conservative market value determination on the collateral underlying existing loan programs. We received and met several margin calls on our debt facilities during the quarter, with no disruptions in our operations. The issuance of $15 million of senior secured promissory notes during the quarter, as described more fully below and elsewhere in this document, enhanced our liquidity position and will serve as a buffer for any further margin calls.
     We require capital to fund our loan originations, acquire manufactured housing loans originated by third parties and expand our loan servicing operations. At September 30, 2007 we had approximately $14.8 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations.
     Cash provided by operating activities during the nine months ended September 30, 2007, totaled $14.7 million versus $11.9 million for the nine months ended September 30, 2006. Cash used in investing activities was $213.3 million for the nine months ended September 30, 2007 versus $142.6 million for the nine months ended September 30, 2006. Cash used to originate and purchase loans increased 39.2%, or $84.1 million, to $298.6 million for the nine months ended September 30, 2007 compared to $214.5 million for the nine months ended September 30, 2006. Principal collections on loans totaled $78.0 million for the nine months ended September 30, 2007 as compared to $64.0 million for the nine months ended September 30, 2006, an increase of $14.0 million, or 21.9%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $1,047.5 million for the nine months ended September 30, 2007 compared to $828.3 million for the nine months ended September 30, 2006, in addition to improved credit quality and decreased delinquency as a percentage of the outstanding loans receivable balance.
     The primary source of cash during the nine months ended September 30, 2007 was our 2007-A securitized financing transaction completed in May 2007. We securitized approximately $200.4 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $184.4 million. Approximately $182.4 million of proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse financing facility.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We currently have a short term securitization facility used for warehouse financing with Citigroup. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in August 2007, we pledge loans as collateral and in turn we are advanced funds. The facility has a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility includes a $55 million supplemental advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B, 2006-A, 2007-A and 2007-B securitizations. The facility matures on March 13, 2008. The outstanding balance on the facility was approximately $238.7 million at September 30, 2007.
     We have four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of our residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements we sell our interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. Prior to June 30, 2007, the securities were financed at an amount equal to 75% of their value as determined by Citigroup. As of September 30, 2007, the securities were financed at an amount equal to 65%-75% of their value as determined by Citigroup. It is our intent to hold these securities until maturity. There is very little, if any, active trading of similar securities whereby Citigroup is able to readily benchmark the value of our securities for purposes of applying their allowable financing percentage. Accordingly, Citigroup has significant latitude in the determination of such values. Even though the credit performance of the loans underlying the securities did not deteriorate during the quarter ended September 30, 2007, and none of the securities was downgraded by any of the rating agencies, Citigroup exercised margin calls on these securities totaling $6.4 million during the quarter. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $12.5 million, $1.2 million, $1.5 million and $1.7 million, respectively, at September 30, 2007.
     On September 11, 2007, we, through our primary operating subsidiary, Origen Financial L.L.C., entered into the Bridge Financing (see “Recent Developments”). The Bridge Financing had an aggregate outstanding balance of $14.4 million at September 30, 2007. Proceeds from the Bridge Financing were used for general corporate purposes and to provide working capital.
     We completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans on October 16, 2007. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The notes pay interest at one month LIBOR plus 120 basis points. Approximately $122.4 million of the proceeds was used to reduce the aggregate balance of notes outstanding under the Company’s Citigroup warehouse facility.
     In September 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock we may sell under the registration statement from time to time, we have registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. We sold 7,820 and 23,683 shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during the three and nine months ended September 30, 2007, respectively, at the price of our common stock prevailing at the time of each sale. We received proceeds, net of commissions, of $43,000 and $153,000, for the three and nine months ended September 30, 2007, respectively, as a result of these sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our long-term liquidity and capital requirements consist primarily of funds necessary to originate and hold manufactured housing loans, acquire and hold manufactured housing loans originated by third parties and expand our loan servicing operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we will require external sources of capital, which may include sales of shares of our common stock, preferred stock, debt securities, convertible debt securities and third-party borrowings (either pursuant to our shelf registration statement on Form S-3 or otherwise). We intend to continue to access the asset-backed securities market for the long-term financing of our loans in order to match the interest rate risk between our loans and the related long-term funding source. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general capital market and economic conditions, general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for equity and debt securities, including securitized debt securities. As has recently been demonstrated, general market conditions can change rapidly, and accordingly the level of access to liquidity and the cost of such liquidity can be negatively impacted in ways disproportionate to the credit performance of an entity’s underlying asset portfolio or the quality of its operations.
     Cash generated from operations, borrowings under our Citigroup facility, loan securitizations, the Bridge Financing, borrowings against our securitized loan residuals, and issuances of convertible debt, equity interests or additional debt financing arrangements (either pursuant to our shelf registration statement on Form S-3 or otherwise) will enable us to meet our liquidity needs for at least the next twelve months depending on market conditions which may affect loan origination volume, loan purchase opportunities and the availability of securitizations. If market conditions require, loan purchase opportunities become available, or favorable capital opportunities become available, we may seek additional funds through additional credit facilities or additional sales of our common or preferred stock.
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
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $606.6 million and $281.9 million at September 30, 2007 and 2006, respectively. If LIBOR increased or decreased by 1.0% during the nine months ended September 30, 2007 and 2006, we believe our interest expense would have increased or decreased by approximately $3.6 million and $1.3 million, respectively, based on the $478.4 million and $180.3 million average balance outstanding under our variable rate debt facilities for the nine months ended September 30, 2007 and 2006, respectively. The increase or decrease in interest expense would have been offset by $2.1 million and $0.2 million during the nine months ended September 30, 2007 and 2006, respectively, as a result of our hedging strategies, as discussed below. We had no variable rate interest earning assets outstanding during the nine months ended September 30, 2007 or 2006.
     The following table shows the expected maturity dates of our assets and liabilities at September 30, 2007. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Expected Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$14,824	$—	$—	$—	$14,824
Restricted cash	15,665	—	—	—	15,665
Investments	—	—	—	41,885	41,885
Loans receivable, net	38,238	110,353	446,570	561,845	1,157,006
Servicing advances	3,150	2,740	—	—	5,890
Servicing rights	82	239	945	959	2,225
Furniture, fixtures and equipment, net	251	783	2,098	—	3,132
Repossessed houses	2,462	2,461	—	—	4,923
Goodwill	—	—	—	32,277	32,277
Other assets	6,100	1,825	2,573	4,646	15,144

Total assets	$80,772	$118,401	$452,186	$641,612	$1,292,971

Liabilities and Stockholders’ Equity
Warehouse financing	$59,672	$179,015	$—	$—	$238,687
Securitization financing	33,774	93,053	326,846	333,298	786,971
Repurchase agreements	16,894	—	—	—	16,894
Notes payable – related party	—	14,445	—	—	14,445
Other liabilities	21,938	2,689	—	6,676	31,303

Total liabilities	132,278	289,202	326,846	339,974	1,088,300

Preferred stock	—	—	—	125	125
Common stock	—	—	—	260	260
Additional paid-in-capital	—	—	—	221,323	221,323
Accumulated other comprehensive loss	34	96	687	(5,502)	(4,685)
Distributions in excess of earnings	—	—	—	(12,352)	(12,352)

Total stockholders’ equity	34	96	687	203,854	204,671

Total liabilities and stockholders’ equity	$132,312	$289,298	$327,533	$543,828	$1,292,971

Interest sensitivity gap	$(51,540)	$(170,897)	$124,653	$97,784
Cumulative interest sensitivity gap	$(51,540)	$(222,437)	$(97,784)	—
Cumulative interest sensitivity gap to total assets	(3.99)%	(17.20)%	(7.56)%	—

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
     We held eight separate open derivative positions at September 30, 2007. All eight of these positions were interest rate swaps. One of the positions is an interest rate swap related to our 2006-A securitization which locks in the interest rate on the outstanding balance of the 2006-A variable rate notes at 5.48% for the life of the notes. The outstanding notional balance on this interest rate swap was $176.7 million at September 30, 2007. Another one of the positions is an interest rate swap related to our 2007-A securitization which locks in the interest rate on the outstanding balance of the 2007-A variable rate notes at 5.12% for the life of the notes. The outstanding notional balance on this interest rate swap was $177.4 million at September 30, 2007.
     Additionally, at September 30, 2007, we held four interest rate swaps for the purpose of locking in the interest rate on a portion of our anticipated 2007-B securitization transaction. The agreements fix the interest rate on notional amounts of $37.8 million, $25 million, $25 million and $20 million at 5.07%, 5.55%, 5.24% and 5.60%, respectively. The scheduled termination dates of the swaps are April 2018, July 2016, July 2016 and July 2016, respectively.
     At September 30, 2007 we held two interest rate swaps which were not accounted for as hedges. Under the agreements, at September 30, 2007, we paid one month LIBOR and received fixed rates of 5.48% and 5.12% on outstanding notional balances of $0.5 million and $0.1 million, respectively. The scheduled termination dates of the swaps are April 2020 and August 2020, respectively.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by expected maturity at September 30, 2007 (dollars in thousands):

	Interest Rate Sensitivity
						There-
	2007	2008	2009	2010	2011	after	Total
Interest sensitive assets
Interest bearing deposits	$30,168	$—	$—	$—	$—	$—	$30,168
Average interest rate	4.58%	—	—	—	—	—	4.58%
Investments	—	—	—	—	—	41,885	41,885
Average interest rate	—	—	—	—	—	9.29%	9.29%
Loans receivable, net	38,238	145,419	129,843	114,208	100,267	629,031	1,157,006
Average interest rate	9.44%	9.44%	9.44%	9.44%	9.44%	9.44%	9.44%
Derivative asset	—	—	—	—	—	1	1
Average interest rate	—	—	—	—	—	5.12%	5.12%

Total interest sensitive assets	$68,406	$145,419	$129,843	$114,208	$100,267	$670,917	$1,229,060

Interest sensitive liabilities
Warehouse financing	$59,672	$179,015	$—	$—	$—	$—	$238,687
Average interest rate	7.22%	7.22%	—	—	—	—	7.22%
Securitization financing	33,774	118,925	94,569	83,279	70,572	385,852	786,971
Average interest rate	5.70%	5.70%	5.70%	5.70%	5.70%	5.70%	5.70%
Repurchase agreements	16,894	—	—	—	—	—	16,894
Average interest rate	6.18%	—	—	—	—	—	6.18%
Notes payable – related party	—	14,445	—	—	—	—	14,445
Average interest rate	—	13.15%	—	—	—	—	13.15%
Derivative liability	1,706	—	—	—	—	4,635	6,341
Average interest rate	5.30%	—	—	—	—	5.30%	5.30%

Total interest sensitive liabilities	$112,046	$312,385	$94,569	$83,279	$70,572	$390,487	$1,063,338

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

PART II            OTHER INFORMATION
ITEM 6. Exhibits

Exhibit No.	Description	Method of Filing

4.1	Stock Purchase Warrant dated September 11, 2007 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

4.2	Registration Rights Agreement dated September 11, 2007 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.1	Senior Secured Loan Agreement dated September 11, 2007 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.2	Security Agreement dated September 11, 2007 among Origen Financial L.L.C., Origen Servicing, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.3	Senior Secured Promissory Note dated September 11, 2007 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.4	Senior Secured Convertible Promissory Note dated September 11, 2007 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.5	Guaranty dated September 11, 2007 issued by Origen Servicing, Inc. and Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated September 11, 2007.

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2007

ORIGEN FINANCIAL, INC.
BY:	/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief
Financial Officer and Secretary (Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Stock Purchase Warrant dated September 11, 2007 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

4.2	Registration Rights Agreement dated September 11, 2007 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.1	Senior Secured Loan Agreement dated September 11, 2007 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.2	Security Agreement dated September 11, 2007 among Origen Financial L.L.C., Origen Servicing, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.3	Senior Secured Promissory Note dated September 11, 2007 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.4	Senior Secured Convertible Promissory Note dated September 11, 2007 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

10.5	Guaranty dated September 11, 2007 issued by Origen Servicing, Inc. and Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04.	(1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated September 11, 2007.

(2)	Filed herewith.