Form 10-K
period 2007-12-31
ORIGEN FINANCIAL INC
filed 2008-03-17
CIK 1268039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, Par Value $0.01 per Share
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of June 30, 2007, the aggregate market value of the registrant’s stock held by non-affiliates was approximately $119,175,698 (computed by reference to the closing sales price of the registrant’s common stock as of June 29, 2007 as reported on the Nasdaq National Market). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
As of February 29, 2008, there were 26,014,918 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

As used in this report, “Company”, “Us”, “We”, “Our” and similar terms means Origen Financial, Inc., a Delaware corporation, and, as the context requires, one or more of its subsidiaries.
PART I
ITEM 1. BUSINESS
General
     Origen Financial, Inc. is an internally-managed and internally-advised Delaware corporation that is taxed as a real estate investment trust, or REIT. We are a national consumer manufactured housing lender and servicer. During the year ended December 31, 2007, we originated loans in 45 states and we serviced loans in 47 states. We and our predecessors have originated more than $2.9 billion of manufactured housing loans from 1996 through December 31, 2007, including $344.6 million in 2007. We additionally processed $111.6 million in loans originated under third-party origination agreements in 2007. As of December 31, 2007, our loan servicing portfolio of over 40,800 loans totaled approximately $1.8 billion in loan principal outstanding.
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
     Our executive office is located at 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034 and our telephone number is (248) 746-7000. We maintain our servicing operations in Ft. Worth, Texas and have a regional office located in Glen Allen, Virginia. As of December 31, 2007, we employed 257 people.
     Our website address is www.origenfinancial.com and we make available, free of charge, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Recent Developments
Developments Based on Current Adverse Market Conditions
     Recent and current conditions in the credit markets have adversely impacted our business and financial condition. During 2007, the credit markets that we depend on for warehouse lending for originations and for securitization of our originated loans, as well as the whole loan market for acquisition of loans we originate, deteriorated. This situation began with problems in the sub-prime loan market and subsequently has had the same effect on lenders and investors in asset classes other than sub-prime mortgages, such as our manufactured housing loans.
     Despite actions by the Federal Reserve Bank to lower interest rates and increase liquidity, uncertainty among lenders and investors has continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. The specific effects are that banks and other lenders have reported large losses, have demanded that borrowers reduce the credit exposure to these assets resulting in “margin calls” or reductions in borrowing availability, and have caused massive sales of underlying assets that collateralize the loans. The consequence of these sales has been further downward pressure on market values of the underlying assets, such as our manufactured housing loans, despite the continued high intrinsic quality of our loans in terms of borrower creditworthiness and low rates of delinquencies, defaults and repossessions.
     Our business model depends on the availability of credit, both for the funding of newly originated loans and for the periodic securitization of pools of loans that have been originated and funded by short-term borrowings from warehouse lenders. The securitization process permits us to sell bonds secured by the loans we have originated. The proceeds from the bond sales are used to pay off the warehouse lenders and recharge the availability of funding for newly originated loans.
     If warehouse funding is not available, or is available only on terms that do not permit us to profit from loan origination, our origination of loans for our own account only can be continued at a loss. If there is no market for securitization at rates of interest and leverage levels acceptable to us, our only alternative for satisfying our obligations under our warehouse line is to sell the manufactured housing loans to a purchaser. If purchasers are unwilling to pay at least the full amount advanced to borrowers plus all related fees and costs, sales of loans are not profitable for us.
     As a result of these conditions:
•	Because of the unavailability of a profitable financing in the securitization market, on March 14, 2008, we sold our portfolio of approximately $174.6 million in aggregate principal balance of unsecuritized loans with a carrying value of $175.7 million for approximately $155.0 million.

•	We used the proceeds of the loan sale primarily to pay off the outstanding loan balance of approximately $146.4 million on our warehouse credit facility, which expired on March 14, 2008.

•	Because of the absence of a profitable exit in the securitization market and reduced pricing in the whole loan market, we suspended originating loans for our own account until these markets recover. We will, however, continue to provide loan origination services for third-parties.

•	Our stock price has steadily declined to a point where it is well below its tangible net book value. As a consequence, we recorded a non-cash impairment charge, writing off our entire goodwill of $32.3 million in December 2007.

•	In February 2008, to satisfy our lender, we sold an asset-backed bond for $22.5 million, in order to fully pay off $19.6 million of repurchase agreements secured by this bond and three others that we continue to hold. Sale of this bond resulted in our recording an asset impairment charge of $9.2 million in 2007.

•	Our lender under our supplemental advance credit facility secured by a pledge of our residual interests in our securitizations has agreed to extend the due date of the facility until June 13, 2008. This facility otherwise would have expired on March 14, 2008 and we would have been obligated to repay approximately $50 million outstanding under the facility.

•	On March 13, 2008, we decreased our work force by 16% to reduce costs that were associated with originating loans for our own account.
     We believe that these actions were necessitated by and are a result of the market conditions described above. We do not believe that the actions reflect on the quality of our continuing business operations or the credit performance or long-term realizable value of our securitized loan portfolio, which in our opinion continues to remain very high.
     Although we have determined to suspend loan originations for our own account, we currently continue to operate our third-party loan origination business and management of our securitized loan portfolio.
2007 —A Securitization
     We completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans on May 2, 2007. The securitization was accounted for as a financing. As part of the securitization we, through a special purpose entity, issued $184.4 million in notes payable. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Approximately $182.4 million of the proceeds was used to reduce the aggregate balance of notes outstanding under our warehouse facility with Citigroup Global Markets Realty Corp. (“Citigroup”).
Bridge Financing
     On September 11, 2007, we, through our primary operating subsidiary, Origen Financial L.L.C., entered into a $15 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of one of our principal stockholders (the “Bridge Financing”). The Lender is a grantor revocable trust established by William M. Davidson as the grantor. Mr. Davidson is the sole member of Woodward Holding, LLC, which owns approximately 6.8% of our common stock. The Bridge Financing includes a senior secured promissory note (the “Note”) and a senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note are each one-year secured notes bearing interest at 8% per year and are secured by a portion of the our rights to receive servicing fees on our loan servicing portfolio. The Note, which has an original principal amount of $10 million, and the Convertible Note, which has an original principal amount of $5 million, are each due on September 11, 2008. The term of the Note and the Convertible Note may be extended up to 120 days with the payment of additional fees. The Convertible Note may be converted at the option of the Lender into shares of our common stock at a conversion price of $6.237 per share. In connection with the Bridge Financing, we issued a stock purchase warrant to the Lender. The stock purchase warrant is a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $6.16 per share.
2007 —B Securitization
     We completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans on October 16, 2007. The securitization was accounted for as a financing. As part of the securitization we through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The notes pay interest at one month LIBOR plus 120 basis points. Approximately $122.4 million of the proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse facility.
Loan Origination, Acquisition and Underwriting
General
     We and our predecessors have originated more than $2.9 billion of manufactured housing loans from 1996 through December 31, 2007, including $344.6 million in 2007. We additionally processed $111.6 million in loans originated under third-party origination agreements in 2007. As discussed above in “Recent Developments,” we have ceased originating new manufactured housing loans other than under third-party origination agreements.
     Although we have ceased originating new manufactured housing loans for our own account, we intend to maintain our origination platform, including our primary underwriting tool, TNG™, an internally-developed, externally-validated proprietary statistical scoring system that ranks the risk of default for manufactured home-only loans, and our proprietary web-based delivery system known as Origen Focus™. By retaining our origination platform, we intend to continue to provide comprehensive loan origination services to third parties, as described below, and to retain the ability to resume our loan origination business for our own account.
Third-Party Originations
     We currently provide comprehensive loan origination services for several companies, including Affordable Residential Communities, Sun Communities, Inc., Hometown America and YES Communities, each of which is a nationwide owner-operator of manufactured housing communities. Under these arrangements, we commit to use our origination platform to originate manufactured housing loans for these third parties, which own the loans. In addition, we have the right to receive a servicing fee with respect to many of these third party loans, although currently we do not retain servicing rights for the Hometown America loans. In the future we may provide origination services to other third parties under similar arrangements. We enter into these types of third-party arrangements primarily to strengthen our relationships within the manufactured housing industry with the goal of creating additional sources of revenue, notably servicing revenue. In addition, the increased loan origination volume provided by these arrangements provides valuable information that we use in our internal credit modeling.
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
     In addition to using our proprietary TNG scoring model, we underwrite loans based upon our review of credit applications to ensure loans will comply with applicable lender guidelines. Our approach to underwriting focuses primarily on the borrower’s creditworthiness and the borrower’s ability and willingness to repay the debt, which is evaluated through TNG. Each contract originated is individually underwritten and approved or rejected based on the TNG result and an underwriter’s evaluation of the terms of the purchase agreement, a detailed credit application completed by the prospective borrower and the borrower’s credit report, which includes the applicant’s credit history as well as litigation, judgment and bankruptcy information. Once all the applicable employment, credit and property-related information is received, the application is evaluated to determine whether the applicant has sufficient monthly income to meet the anticipated loan payment and other obligations.
Servicing
     We service the manufactured housing loan contracts that we have originated or purchased as well as manufactured housing loan contracts owned by third parties. As of December 31, 2007, our loan servicing portfolio of over 40,800 loans totaled approximately $1.8 billion in loan principal outstanding. Our annual servicing fees range from 50 to 150 basis points of the outstanding balance on manufactured housing loans serviced. The majority of loans we service are included in securitized loan pools.
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
Securitizations and Management of Securitization Residuals
     We have historically securitized a substantial portion of our owned manufactured housing loans. In the past, after accumulating manufactured housing loans, we used transactions known as asset-backed securitizations to pay off short term debt, replenish funds for future loan originations, limit credit risk, and lock in the spread between interest rates on borrowings with the interest rates on our manufactured housing loans. In our securitizations, the manufactured housing loans were transferred to a bankruptcy remote trust that then issued bonds collateralized by those manufactured housing loans. By securitizing loans in this way, we eliminated the credit risk on our manufactured housing loans up to the amount of bonds sold to investors. Likewise, the form of securitization was designed to insulate the securitized loans from our creditors if we file for bankruptcy so that the loans supporting the bonds issued by the trust will not be encumbered. This process enabled us to fund our business at competitive rates without asset-backed bond investors relying on our corporate credit-worthiness. The most recent securitization we have completed was October 2007. As described earlier, under “Recent Developments,” we do not believe that current market conditions are favorable to profitable securitizations of our loans.
     In May 2007, we completed our 2007-A securitization of approximately $200.4 million in principal balance of manufactured housing loans.
     In October 2007, we completed our 2007-B securitization of approximately $140.0 million in principal balance of manufactured housing loans.
     In March 2008, as a result of the unfavorable securitization markets, we sold approximately $174.6 million in principal balance of manufactured housing loans in a whole loan sale to a third party.
     We actively manage our residual interests in our securitized loan portfolio by monitoring and analyzing cash flow, delinquencies and recoveries.
Insurance
     As a complement to our origination and servicing business, we offer property and casualty insurance at the point of sale for manufactured housing loans we have originated or service. Additionally, we have historically placed property and casualty insurance for lapsed policies, primarily for manufactured housing loans we have originated or service. The closing of many of the manufactured housing loans we originate is delayed because the borrower has not obtained insurance or the insurance policy obtained by the borrower does not meet lender guidelines. Although we have ceased originating new loans for our own account, we intend to continue to offer property and casualty insurance in connection with our third-party loan origination services.
Competition
     The manufactured housing finance industry is very fragmented. The market is served by both traditional and non-traditional consumer finance sources. Several of these financing sources are larger than us and have greater financial resources. In addition, some of the manufactured housing industry’s larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured houses. Historically, our largest competitors in the industry have included Clayton Homes, Inc., through its subsidiaries 21st Mortgage Corporation and Vanderbilt Mortgage and Finance, Inc., U.S. Bank, and San Antonio Federal Credit Union. However, as we have ceased originating new loans for our own account, these companies may no longer be our direct competitors. Traditional financing sources such as commercial banks, savings and loans, credit unions and other consumer lenders, many of which have significantly greater resources than us and may be able to offer more attractive terms to potential customers, also provide competition in our market. Competition among industry participants can take many forms, including, customer service, marketing/distribution channels, interest rates and credit-related factors.

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

Risks Related to Our Business
Continuing adverse market conditions might lead us to experience further liquidity problems.
     As of March 14, 2008, we owed approximately $46 million under a supplemental advance credit facility with Citigroup. The credit facility is collateralized by our residual or retained ownership interests in several of our securitized loan pools. Due to recent adverse conditions in the credit markets, uncertainty among lenders and investors has continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. Further downward market value adjustments on the collateral securing our supplemental advance credit facility might cause Citigroup to require us to provide additional capital upon relatively short notice. If this capital is unavailable, or if it is not available upon terms acceptable to us, then Citigroup may seize the collateral securing this credit facility and pursue all of its other remedies under the credit facility.
We may not have access to adequate capital to meet our existing debt obligations.
     On March 14, 2008, our supplemental advance credit facility with Citigroup was extended to June 13, 2008. As of March 14, 2008, the amount due under the facility was approximately $46 million. Given the current adverse conditions in the credit markets, we have been unable to secure financing under favorable terms to continue originating loans for our own account and for other purposes. There can be no assurance that we will be able to renew, refinance or pay off the credit facility when it expires. Even if such funding is available, we might not be able to obtain it on favorable terms. If we are unable to satisfy our obligations when the credit facility expires, Citigroup may foreclose on the pledged residual interests, and the proceeds of that sale may be less than we would receive if we sold the interests ourselves. As a result, we may not receive any proceeds from such foreclosure sale, and we may be liable to repay any remaining balance on the credit facility.
Our auditors have expressed substantial doubt about our ability to continue as a going concern.
     Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. Our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the company.
Cessation of loan originations for our own account may affect our continuing lines of business.
     Originating manufactured home loans has historically been the foundation of our business and has provided a continuing stream of servicing revenue. While our business also includes servicing, third-party originations, insurance and residual asset management, because we have currently determined to cease originating manufactured home loans for our own account, our other business lines may be adversely affected as the revenues associated with these business lines were in large part generated as a result of new loans originated for our own account. As a result, our third-party origination and servicing business lines may fail to grow, and perhaps may decline, if third parties perceive that we do not have the capacity to provide a full range of services.
Our business may not be profitable in the future.
     We had net losses of $31.8 million during the twelve months ended December 31, 2007. While we had net income of approximately $7.0 million during the twelve months ended December 31, 2006, we incurred net losses of approximately $2.7 million and $3.0 million during the twelve months ended December 31, 2005 and 2004, respectively. Origen Financial L.L.C., our predecessor company, which we acquired in October 2003, experienced net losses in each year of its existence while growing its loan origination platform and business, including net losses of approximately $23.9 million for the period from January 1, 2003 through October 7, 2003 and $29.2 million for fiscal year 2002. We will need to generate significant revenues to maintain profitability. If we are unable to achieve and maintain sufficient revenue growth, we may not be profitable in the future.
We depend on key personnel, the loss of whom could threaten our ability to operate our business successfully.
     Our future success depends, to a significant extent, upon the continued services of our senior management team. In general, we have entered into employment agreements with these individuals. There is no guarantee that these individuals will renew their employment agreements prior to the termination of the employment agreements, some of which are scheduled to expire in 2008, or that they otherwise will remain employed with us. The market for skilled personnel, especially those with the technical abilities we require, notably in servicing, is currently very competitive, and we must compete with much larger companies with significantly greater resources to attract and retain such personnel. The loss of services of one or more key employees may harm our business and our prospects.

Some of our investments are illiquid and their value may decrease.
     Some of our assets are and will continue to be relatively illiquid. In addition, certain of the asset-backed securities that we hold may include interests that have not been registered under the relevant securities laws, resulting in a prohibition against transfer, sale, pledge or other disposition of those securities except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. Our ability to vary our portfolio in response to changes in economic and other conditions, including current market conditions, is currently limited and may become even more constrained. No assurances can be given that the fair market value of any of our assets will not further decrease in the future.
Certain securitization structures may cause us to recognize income for accounting and tax purposes without concurrently receiving the associated cash flow.
     Certain securitizations are structured to build overcollateralization over time with respect to the loans that are the subject of the securitization or to accelerate the payment on senior securities to enhance the credit ratings of such securities. Accordingly, these structures may cause us to recognize income without concurrently receiving the associated cash flow. We have used such securitization structures in the past. These securitization structures and the possible resulting mismatch between income recognition and receipt of cash flow may cause us to require capital to meet our REIT distribution requirements, which capital may not be available to us on acceptable terms, if at all.
We may pay distributions that result in a return of capital to stockholders, which may cause stockholders to realize lower overall returns.
     We may pay quarterly distributions that result in a return of capital to our stockholders. Any such return of capital to our stockholders will reduce the amount of capital available to us, which may result in lower returns to our stockholders. None of the distributions in 2007 represented a return of capital. Return of capital amounted to 5.5% of distributions in 2006.
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
     Periodically, we have entered into interest rate swap agreements in an effort to manage interest rate risk. An interest rate swap is considered to be a hedging transaction designed to protect us from the effect of interest rate fluctuations on our floating rate debt and also to protect our portfolio of assets from interest rate and prepayment rate fluctuations. We may use hedging transactions, including interest rate swaps, in the future. The nature and timing of interest rate risk management strategies may impact their effectiveness. Poorly designed strategies may increase rather than mitigate risk. For example, if we enter into hedging instruments that have higher interest rates embedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that we hedged are actually lower, then we will have locked in higher interest rates for our liabilities than would be available in the spot market at the time and this could result in a narrowing of our net interest rate margin or result in losses. In some situations, we may sell assets or hedging instruments at a loss in order to maintain adequate liquidity. There can be no assurance that our hedging activities will have the desired beneficial impact on our financial condition or results of operations. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

We may experience capacity constraints or system failures that could damage our business.
     If our systems or third-party systems cannot be expanded to support increased third-party loan originations or additional servicing opportunities, or if such systems fail to perform effectively, we could experience:
•	disruptions in servicing loans;

•	delays in the introduction of new third-party loan services; or

•	vulnerability to internet “hacker” raids,
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
     Manufactured housing loans make up substantially our entire loan portfolio. Typical manufactured housing loan borrowers may be relatively higher credit risks due to various factors. Moreover, especially during periods of economic slowdown or recession, decreased real estate values may reduce the incentives that borrowers have to meet their payment obligations. Consequently, the manufactured housing loans we have originated, securitized and in which we have a residual or retained ownership interest bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers. We bear the risk of delinquency and default on securitized loans in which we have a residual or retained ownership interest. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in sales or securitizations if the loan materially violates our representations or warranties. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, resulting in higher-than-anticipated losses, our servicing rights may be terminated, which would result in a loss of future servicing income and damage to our reputation as a loan servicer.
Depreciation in the value of manufactured houses may decrease sales of new manufactured houses and lead to increased defaults and delinquencies.
     The value of manufactured houses has tended to depreciate over time. This depreciation makes pre-owned houses, even relatively new ones, significantly less expensive than new manufactured houses, thereby decreasing the demand for new manufactured houses, which negatively affects the manufactured housing lending industry. Additionally, rapid depreciation may cause the fair market value of borrowers’ manufactured houses to be less than the outstanding balance of their loans. In cases where borrowers have negative equity in their houses, they may not be able to resell their manufactured houses for enough money to repay their loans and may have less incentive to continue to repay their loans, which may lead to increased delinquencies and defaults.
Our business may be significantly harmed by a slowdown in the economy of California where we conduct a significant amount of business.
     We have no geographic concentration limits on our ability to originate, purchase or service loans. For the year ended December 31, 2007, approximately 55% by principal balance and 39% by number of loans of the loans we originated were in California. As of December 31, 2007, approximately 41% of our loans receivable by principal balance was in California. Further decline in the economy or the residential real estate market in California or in any other state in which we have a high concentration of loans could further decrease the value of manufactured houses and increase the risk of delinquency. This, in turn, would increase the risk of default, repossession or foreclosure on manufactured housing loans that have been securitized and in which we hold a residual or retained ownership interest, loans that we have sold to others, or loans that we service.
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
     To preserve our qualification as a REIT, we conduct all of our servicing and insurance activities through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is subject to federal income tax, and state and local income tax where applicable, as a regular “C” corporation. Accordingly, net income from activities conducted by our taxable REIT subsidiaries is subject to corporate level tax. In addition, under the Internal Revenue Code, no more than 20% of the total value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may cause us to limit the growth of our taxable REIT subsidiaries with the potential for decreased revenue.
Our ability to originate loans for third parties may be limited due to various federal income tax rules applicable to REITs.

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
We may pay distributions that are in excess of our current and accumulated earnings and profits, which may cause our stockholders to incur future adverse federal income tax consequences.
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
     We conduct loan origination activities for third parties and conduct servicing operations in many states. Most states where we operate require that we comply with a complex set of laws and regulations. These laws, which include installment sales laws, consumer lending laws, mortgage lending laws and mortgage servicing laws, differ from state to state, making uniform operations difficult. Most states periodically conduct examinations of our contracts and loans for compliance with state laws. In addition to state laws regulating our business, consumer-lending and servicing activities are subject to numerous federal laws and the rules and regulations promulgated there-under.
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
The increasing number of federal, state and local ''anti-predatory lending’’ laws may restrict our ability to originate loans on behalf of third parties or increase our risk of liability with respect to certain manufactured housing loans and could increase our cost of doing business.
     In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called ''predatory’’ lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. It is against our policy to engage in predatory lending practices and we have generally avoided originating loans that exceed the APR or ''points and fees’’ thresholds of these laws, rules and regulations. These laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for our loans in the secondary market, making it difficult to fund, sell or securitize our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.
The market price of our common stock has significantly declined and may continue to do so.
     We have been affected by the current volatility in the stock market. The market price of our common stock may be further affected by our announcement regarding the cessation of our loan origination activities for our own account. We cannot predict the effect, if any, of future sales of shares of our common stock (including outstanding stock purchase warrants and shares of common stock issuable upon the exercise of currently outstanding options, and non-vested shares issued under our 2003 Equity Incentive Plan), or the availability of shares for future sales, or the market price of our common stock. We also may issue from time to time additional shares of common stock and we may grant registration rights in connection with these issuances. Sales of substantial amounts of shares of common stock or the perception that these sales could occur may adversely affect the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.
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

     Our major policies, including our policies and practices with respect to our operations, investments, financing, growth, debt capitalization, REIT qualifications and distributions, are determined by our Board of Directors. Our Board of Directors may amend or revise these and other policies from time to time without a vote of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies.
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
     We also lease office space for our offices in other locations. We currently have a lease expiring in July 2009 for approximately 3,800 square feet of office space in Glen Allen, Virginia with a current monthly rent of approximately $6,000; and a lease expiring in June 2012 for approximately 42,000 square feet of office space in Fort Worth, Texas with a current monthly rent of approximately $33,000.
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
Market Information
     Our common stock has been listed on the Nasdaq National Market (“Nasdaq”) since May 5, 2004 under the symbol “ORGN.” On February 29, 2008, the closing sales price of our common stock was $2.90 per share and the common stock was held by approximately 68 holders of record. The following table presents the per share high and low prices of our common stock for the periods indicated as reported by the Nasdaq National Market. The stock prices reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2006
First quarter	$7.24	$5.95
Second quarter	$6.79	$5.74
Third quarter	$6.48	$5.61
Fourth quarter	$6.99	$5.27
Fiscal Year Ended December 31, 2007
First quarter	$7.35	$5.45
Second quarter	$7.40	$6.50
Third quarter	$7.22	$5.64
Fourth quarter	$6.16	$3.78
     The following table presents the distributions per common share that were paid with respect to each quarter for 2006 and 2007.

Distribution
per share
Fiscal Year Ended December 31, 2006
First quarter	$0.03
Second quarter	$0.03
Third quarter	$0.03
Fourth quarter	$0.04 (1)
Fiscal Year Ended December 31, 2007
First quarter	$0.06
Second quarter	$0.08
Third quarter	$0.09
Fourth quarter	—

(1)	Declared on March 1, 2007 and payable to holders of record as of March 26, 2007 and paid on April 2, 2007.
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
     In the future, our Board of Directors may elect to adopt a dividend reinvestment plan.
Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by shareholders	202,000	$10.00	217,676
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	202,000	$10.00	217,676

Stockholder Return Performance Presentation
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the Nasdaq National Market (NASDAQ) and the SNL Finance REITs Index for the period beginning on May 5, 2004 (the date of our initial public offering) and ending on December 31, 2007. This line graph assumes a $100 investment on May 5, 2004, a reinvestment of dividends and actual decrease of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the applicable SEC regulations and are not intended to forecast or be indicative of possible future performance of our common stock.

Index	05/05/04	12/31/04	12/31/05	12/31/06	12/31/07
Origen Financial, Inc.	100.00	97.60	95.84	93.62	57.12
NASDAQ Composite	100.00	111.15	112.67	123.40	135.51
SNL Finance REIT Index	100.00	127.38	101.92	129.10	80.29

ITEM 6. SELECTED FINANCIAL DATA

	Origen Financial, Inc.					Origen Financial L.L.C. (4)

					Period from
					October 8	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	through	January 1
	December 31,	December 31,	December 31,	December 31,	December 31,	through October 7,
	2007	2006	2005	2004	2003 (1)	2003
	(dollars in thousands, except for per-share data)
Operating Statement Data:
Interest income on loans	$92,127	$74,295	$59,391	$42,479	$7,339	$16,398
Gain on sale and securitization of loans	—	—	—	—	—	28
Servicing and other revenues	22,040	17,787	14,651	11,184	2,880	7,329

Total revenue	114,167	92,082	74,042	53,663	10,219	23,755

Interest expense	59,758	43,498	28,468	15,020	2,408	11,418
Provisions for loan loss, recourse liability and write down of residual interest	8,739	7,069	13,633	10,210	768	9,849
Distribution of preferred interest	—	—	—	—	—	1,662
Goodwill impairment	32,277	—	—	—	—	—
Other operating expenses	45,100	34,566	34,600	31,399	5,546	24,754

Total expenses	145,874	85,133	76,701	56,629	8,722	47,683

Income (loss) before income taxes and cumulative effect of change in accounting principle	(31,707)	6,949	(2,659)	(2,966)	1,497	(23,928)
Provision for income taxes(2)	60	24	—	—	—	—
Cumulative effect of change in accounting principle	—	46	—	—	—	—

Net income (loss)	$(31,767)	$6,971	$(2,659)	$(2,966)	$1,497	$(23,928)

Earning (loss) per share — Diluted(3)	$(1.26)	$0.28	$(0.11)	$(0.14)	$0.10	$—
Distributions paid per share	$0.27	$0.09	$0.22	$0.35	0.098	—
Balance Sheet Data:
Loans receivable, net of allowance for losses	$1,193,916	$950,226	$768,410	$563,268	$368,040	$279,300
Servicing rights	2,146	2,508	3,103	4,097	5,131	5,892
Retained interests in loan securitizations	—	—	—	724	749	785
Goodwill	—	32,277	32,277	32,277	32,277	18,332
Cash and other assets	88,139	88,056	89,213	82,181	37,876	22,894

Total assets	$1,284,201	$1,073,067	$893,003	$682,547	$444,073	$327,203

Total debt	1,089,968	842,300	669,708	455,914	277,441	273,186
Preferred interest in subsidiary	—	—	—	—	—	45,617
Other liabilities	45,848	26,303	23,344	23,167	24,312	22,345
Members’/Stockholders’ Equity/Capital	148,385	204,464	199,951	203,466	142,320	(13,945)
Other Information
Cash Flow Data: (provided by/(used in))
From operating activities	$23,056	$16,287	$18,167	$8,606	$(8,841)	$(7,642)
From investing activities	(253,997)	(193,265)	(229,183)	(245,125)	(85,665)	(112,547)
From financing activities	239,166	171,238	210,030	238,886	100,254	121,110
Selected Ratios
Return on average assets	(2.70)%	0.70%	(0.33)%	(0.52)%	1.43%	(8.52)%
Return on average equity	(18.01)%	3.45%	(1.29)%	(1.56)%	4.21%	(1352.96)%
Average equity to average assets	14.97%	20.29%	25.63%	33.03%	33.91%	0.63%

(1)	Origen Financial, Inc. began operations on October 8, 2003 as a REIT with Origen Financial L.L.C. as a wholly-owned subsidiary.

(2)	As a REIT, Origen Financial, Inc. is not required to pay federal corporate income taxes on its net income that is currently distributed to its stockholders. As a limited liability company, Origen Financial L.L.C. does not incur income taxes.

(3)	As a limited liability company, Origen Financial L.L.C. did not report earnings per share.

(4)	Origen Financial L.L.C. is our predecessor for accounting purposes. However, we believe that its business, financial statements and results of operations are quantitatively different from ours. Its results of operations reflect capital constraints and corporate and business strategies, including commercial mortgage loan origination and servicing, which are different than ours. We also have elected to be taxed as a REIT. Accordingly, we believe the historical financial results of Origen Financial L.L.C. are not indicative of our future performance.

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
     In May 2007, we completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization we, through a special purpose entity, issued $184.4 million in notes payable. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Approximately $182.4 million of the proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse facility.
     In September 2007, we, through our primary operating subsidiary, Origen Financial L.L.C., entered into a $15 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of one of our principal stockholders (the “Bridge Financing”). The Lender is a grantor revocable trust established by William M. Davidson as the grantor. Mr. Davidson is the sole member of Woodward Holding, LLC, which owns approximately 6.8% of our common stock. The Bridge Financing includes a senior secured promissory note (the “Note”) and a senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note are each one-year secured notes bearing interest at 8% per year and are secured by a portion of our rights to receive servicing fees on our loan servicing portfolio. The Note, which has an original principal amount of $10 million, and the Convertible Note, which has an original principal amount of $5 million, are each due on September 11, 2008. The term of the Note and the Convertible Note may be extended up to 120 days with the payment of additional fees. The Convertible Note may be converted at the option of the Lender into shares of our common stock at a conversion price of $6.237 per share. In connection with the Bridge Financing, we issued a stock purchase warrant to the Lender. The stock purchase warrant is a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $6.16 per share.
     In October 2007, we completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization we through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The notes pay interest at one month LIBOR plus 120 basis points. Approximately $122.4 million of the proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse facility.

Developments Based on Current Adverse Market Conditions
     Recent and current conditions in the credit markets have adversely impacted our business and financial condition. During 2007, the credit markets that we depend on for warehouse lending for originations and for securitization of our originated loans, as well as the whole loan market for acquisition of loans we originate, deteriorated. This situation began with problems in the sub-prime loan market and subsequently has had the same effect on lenders and investors in asset classes other than sub-prime mortgages, such as our manufactured housing loans.
     Despite actions by the Federal Reserve Bank to lower interest rates and increase liquidity, uncertainty among lenders and investors has continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. The specific effects are that banks and other lenders have reported large losses, have demanded that borrowers reduce the credit exposure to these assets resulting in “margin calls” or reductions in borrowing availability, and have caused massive sales of underlying assets that collateralize the loans. The consequence of these sales has been further downward pressure on market values of the underlying assets, such as our manufactured housing loans, despite the continued high intrinsic quality of our loans in terms of borrower creditworthiness and low rates of delinquencies, defaults and repossessions.
     Our business model depends on the availability of credit, both for the funding of newly originated loans and for the periodic securitization of pools of loans that have been originated and funded by short-term borrowings from warehouse lenders. The securitization process permits us to sell bonds secured by the loans we have originated. The proceeds from the bond sales are used to pay off the warehouse lenders and recharge the availability of funding for newly originated loans.
     If warehouse funding is not available, or is available only on terms that do not permit us to profit from loan origination, our origination of loans for our own account only can be continued at a loss. If there is no market for securitization at rates of interest and leverage levels acceptable to us, our only alternative for satisfying our obligations under our warehouse line is to sell the manufactured housing loans. If purchasers are unwilling to pay at least the full amount advanced to borrowers plus all related fees and costs, sales of loans are not profitable for us.
          As a result of these conditions:
•	Because of the unavailability of a profitable financing in the securitization market, on March 14, 2008, we sold our portfolio of approximately $174.6 million in aggregate principal balance of unsecuritized loans with a carrying value of $175.7 million for approximately $155.0 million.

•	We used the proceeds of the loan sale primarily to pay off the outstanding loan balance of approximately $146.4 million on our warehouse credit facility, which expired on March 14, 2008.

•	Because of the absence of a profitable exit in the securitization market and reduced pricing in the whole loan market, we suspended originating loans for our own account until these markets recover. We will, however, continue to provide loan origination services for third-parties.

•	Our stock price has steadily declined to a point where it is well below its tangible net book value. As a consequence, we recorded a non-cash impairment charge, writing off our entire goodwill of $32.3 million in December 2007.

•	In February 2008, to satisfy our warehouse lender, we sold an asset-backed bond for $22.5 million, in order to fully pay off $19.6 million of repurchase agreements secured by this bond and three others that we continue to hold. Sale of this bond resulted in our recording an asset impairment charge of $9.2 million in 2007.

•	Our lender under our supplemental advance credit facility secured by a pledge of our residual interests in our securitizations has agreed to extend the due date of the facility until June 13, 2008. This facility otherwise would have expired on March 14, 2008 and we would have been obligated to repay approximately $50 million outstanding under the facility.

•	On March 13, 2008, we decreased our work force by 16% to reduce costs that were associated with originating loans for our own account.
     We believe that these actions were necessitated by and are a result of the market conditions described above. We do not believe that the actions reflect on the quality of our continuing business operations or the credit performance or long-term realizable value of our loan portfolio, which in our opinion continues to remain very high.
Going Concern
     Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. Our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Based on the intrinsic value of our assets and discussions we have had with third parties about possible strategic alternatives, we believe we will be able to raise the additional funds we need on a timely basis, but such funds may not be available or may not be available on reasonable terms.
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
Securitizations Structured as Financings
     We engage in securitizations of our manufactured housing loan receivables. We have structured all loan securitizations occurring since 2003 as financings for accounting purposes under Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” In the future, we intend to account for our securitizations as financings. When a loan securitization is structured as a financing, the financed asset remains on our books along with the recorded liability that evidences the financing, typically bonds. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An appropriate allowance for credit losses is maintained on the loans. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.
Investments
     Except for debt securities acquired with evidence of deterioration of credit quality since origination, which are accounted for as described below, we follow the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting our investments. The investments are classified as either available-for-sale or held-to-maturity. Investments classified as available-for sale are carried at fair value. Unrealized gains and losses related to these investments are included in accumulated other comprehensive income. Investments classified as held-to-maturity are carried on our balance sheet at amortized cost. All investments are regularly measured for impairment. Management uses its judgment to determine whether an investment has sustained an other-than-temporary decline in value. If management determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income to earnings, thereby establishing a new cost basis. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to its cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

Loans Receivable
     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. Generally, loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are described below. Periodically, we identify loans we expect to sell prior to maturity. When loans are identified to be sold, they are reclassified as held for sale and reported at the lower of cost or market. Included in a loan’s cost are unearned deferred fees and cost and the allowance for loan losses relating to the loans held for sale. The fair value of loans classified as held for sale is based on market prices. If market prices are not readily available, fair value is based on discounted cash flow models, which considers expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans interest rates. We do not amortize basis adjustments, including deferred loan origination costs, fees and discounts and premiums on loans held for sale. Interest on loans is credited to income when earned. Loans held for investment include accrued interest and are presented net of deferred loan origination fees and costs and an allowance for estimated loan losses. All of our loans receivable were classified as held for investment at December 31, 2007 and 2006.
Allowance for Loan Losses
     Determining an appropriate allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” provides guidance on accounting for loan losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Our loan portfolio is comprised of manufactured housing loans with an average loan balance of approximately $49,000 at December 31, 2007. The allowance for loan losses is developed at the portfolio level and the amount of the allowance is determined by establishing a calculated range of probable losses. A lower range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and greater than 90 days delinquent). An upper range of probable losses is calculated by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” states that a creditor should recognize the amount that is the best estimate within the estimated range of loan losses. Accordingly, the determination of an amount within the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.
Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     We account for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $25.6 million and $3.5 million, respectively, at December 31, 2007 and $29.6 million and $3.6 million, respectively, at December 31, 2006, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheet.
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
Derivative Financial Instruments
     We have periodically used derivative instruments, primarily interest rate swaps, in order to mitigate interest rate risk or the variability of cash flows to be paid, related to our loans receivable and anticipated securitizations. We follow the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” (as amended by Statement of Financial Accounting Standards No. 149). All derivatives are recorded on the balance sheet at fair value. On the date a derivative contract is entered into, we designate the derivative as a hedge of either a forecasted transaction or the variability of cash flow to be paid (“cash flow” hedge). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Any ineffectiveness is recorded in current earnings.
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
Share-Based Compensation
     In connection with our formation, we adopted an equity incentive plan. We follow the provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS 123(R)”), “Share-Based Payment,” which we adopted on January 1, 2006, using the modified-prospective transition method, in order to account for our equity incentive plan. In connection with the adoption of SFAS 123(R), we recorded a cumulative effect of a change in accounting principle in the amount of $46,000 to reflect the change in accounting for forfeitures. Results for prior periods have not been restated. SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under this pronouncement, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The fair value of each option granted would be determined using a binomial option-pricing model based on assumptions related to annualized dividend yield, stock price volatility, risk free rate of return and expected average term. Prior to January 1, 2006, as permitted under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, we chose to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of our common stock at the date of grant exceeds the stock option exercise price. All options we granted prior to the adoption of SFAS 123(R) were granted at a fixed price not less than the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense, prior to the adoption of SFAS 123(R).
Goodwill Impairment
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million.
     In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist. For purposes of testing goodwill impairment, we have determined that with respect to our recorded goodwill, we are a single reporting unit. The performance of the impairment test involves a two-step process. The first step of the impairment test involves comparing our fair value with our aggregate carrying value, including goodwill. The initial and ongoing estimate of our fair value is based on assumptions and projections prepared by us. If our carrying amount exceeds our fair value, we perform the second step of the goodwill impairment test in order to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the goodwill with the carrying value of that goodwill.
     We performed our annual impairment test of goodwill on December 31, 2007, based on conditions as of December 31, 2007, in accordance with SFAS 142, and determined that our recorded goodwill was fully impaired. The impairment was due to current market and economic conditions which have resulted in a further and extended decline in the quoted market price of our equity securities below tangible book value. As a result, we recorded a non-cash goodwill impairment charge of $32.3 million during the year ended December 31, 2007. No impairment was recorded during the years ended December 31, 2006 or 2005.
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
     We continuously monitor our compliance with the requirements for qualification as a REIT, and we believe that we met such requirements for the taxable year ended December, 31, 2007. However, there is no assurance that the Internal Revenue Service will not decide differently.
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
Financial Condition
December 31, 2007 Compared to December 31, 2006
     At December 31, 2007 and 2006 we held loans representing approximately $1,196.0 million and $956.6 million of principal balances, respectively. Net loans outstanding constituted approximately 93% and 88% of our total assets at December 31, 2007 and 2006, respectively. Approximately $325.5 million of the loans on our balance sheet at December 31, 2007 were included in either our May 2007 or our October 2007 securitization, and will continue to be carried on our balance sheet as the securitization transactions were structured as financings.
     In May 2007 we completed our 2007-A securitization of approximately $200.4 million in principal balance of manufactured housing loans.
     In October 2007 we completed our 2007-B securitization of approximately $140.0 million in principal balance of manufactured housing loans.
     New loan originations for the year ended December 31, 2007 increased 21.9% to $344.6 million compared to $282.7 million for the year ended December 31, 2006. We additionally processed $111.6 million and $49.6 million in loans originated under third-party origination agreements for the years ended December 31, 2007 and 2006, respectively.
     The carrying amount of loans receivable consisted of the following at December 31 (in thousands):

	2007	2006
Manufactured housing loans — held for investment, securitized	$1,051,015	$825,811
Manufactured housing loans — held for investment, unsecuritized	144,926	130,828
Accrued interest receivable	5,608	4,840
Deferred loan origination costs	5,612	1,271
Discount on purchased loans	(4,450)	(3,155)
Allowance for purchased loans	(913)	(913)
Allowance for loan losses	(7,882)	(8,456)

	$1,193,916	$950,226

     The following table sets forth the average individual loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2007	2006
Number of loans receivable	24,416	20,300
Average loan balance	$49	$47
Weighted average loan coupon (1)	9.45%	9.50%
Weighted average initial term	20 years	20 years

(1)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan, but accounted for as a financing.

     Delinquency statistics for the loan receivable portfolio at December 31 are as follows (dollars in thousands):

	2007			2006
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31— 60	268	$9,451	0.8%	248	$9,354	1.0%
61— 90	84	3,496	0.3%	86	3,159	0.3%
Greater than 90	170	7,484	0.6%	131	5,416	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. The average balance of non-performing loans was $5.8 million for the year ended December 31, 2007 compared to $5.7 million for the year ended December 31, 2006. Non-performing loans as a percentage of average outstanding principal balance were 0.7% for the year ended December 31, 2007 compared to 0.6% for the year ended December 31, 2006.
     At December 31, 2007 we held 202 repossessed houses owned by us compared to 145 houses at December 31, 2006, an increase of 57 houses, or 39.3%. The book value of these houses, including repossession expenses, based on the lower of cost or market value, was approximately $5.0 million at December 31, 2007 compared to $3.0 million at December 31, 2006, an increase of $2.0 million, or 66.7%. This increase is the result of a change from selling the repossessed houses in the retail market as opposed to the wholesale market. As a result, we expect to realize increased recovery rates and longer sale periods.
     The allowance for loan losses decreased $0.6 million to $7.9 million at December 31, 2007 from $8.5 million at December 31, 2006. Despite the 26.7% increase in the gross loans receivable balance, net of loans accounted for under SOP 03-3 the allowance for loan losses decreased 7.1% due to consistently lower delinquency and net charge-off rates. The allowance for loan losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 0.7% at December 31, 2007 compared to approximately 0.9% at December 31, 2006. Net charge-offs were $9.3 million, or 0.9% of the average outstanding loans receivable balance, and $8.6 million, or 1.0% of the average outstanding loans receivable balance, for the years ended December 31, 2007 and 2006, respectively.
     Changes to our underwriting practices and processes, credit scoring models, systems and servicing techniques beginning in 2002 have resulted in demonstrably superior performance by loans originated in and subsequent to 2002 as compared to loans originated by our predecessors prior to 2002. The pre-2002 loans, despite representing a diminishing percentage of our owned loan portfolio, have had a disproportionate negative impact on our financial performance.

     The following tables indicate the impact of such legacy loans:
Loan Pool Unpaid Principal Balance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
At December 31, 2007
Dollars	$40,214	$1,164,524
Percentage of total	3.3%	96.7%

At December 31, 2006
Dollars	$46,612	$915,329
Percentage of total	4.8%	95.2%
Static Pool Performance (dollars in thousands) (1)

		2002 and
	2001 and prior	subsequent
2007
Dollars defaulted	$3,949	$15,417
Net losses	$2,333	$5,902
2006
Dollars defaulted	$5,382	$13,216
Net losses	$3,977	$7,042
2005
Dollars defaulted	$8,752	$12,272
Net losses	$6,707	$5,312

(1)	Includes owned portfolio, repossessed inventory and loans sold with recourse.
     While representing approximately 3% of the owned loan portfolio at December 31, 2007, the pre-2002 loans accounted for approximately 20% of the defaults and 28% of the losses during 2007. Additionally, recovery rates were substantially lower for the pre-2002 loans leading to higher losses as compared to loans from 2002 and later. Management believes that as these loans become a smaller percentage of the owned loan portfolio, the negative impact on earnings will diminish.
     Through our wholly-owned subsidiary, Origen Servicing, Inc., we provide loan servicing for manufactured housing loans that we and our predecessors have originated or purchased, and for loans originated by third parties. As of December 31, 2007, we serviced approximately $1.8 billion of loans, including approximately $599.1 million of loans serviced for others, as compared to approximately $1.6 billion of loans, including approximately $647.2 million of loans serviced for others, as of December 31, 2006. Included in the loans serviced for others were $113.6 million and $127.9 million of loans as of December 31, 2007, and 2006, respectively, which we or our predecessors originated and subsequently sold in two pre-2003 securitization transactions. As part of our contractual services, certain of our servicing contracts require us to advance uncollected principal and interest payments at a prescribed cut-off date each month to an appointed trustee on behalf of the investors in the loans. We are reimbursed by the trust in the event such delinquent principal and interest payments remain uncollected during the next reporting period. Also, as part of the servicing function, in order to protect the value of the housing asset underlying the loan, we are required to advance certain expenses such as taxes, insurance costs and costs related to the foreclosure or repossession process as necessary. Such expenditures are reported to the appropriate trustee for reimbursement. At December 31, 2007, we had servicing advances outstanding of approximately $6.3 million compared to $7.7 million at December 31, 2006, a decrease of 18.2%.
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. We performed our annual impairment test of goodwill on December 31, 2007, based on conditions as of December 31, 2007, in accordance with SFAS 142, and determined that our recorded goodwill was fully impaired. The impairment was due to current market and economic conditions which have resulted in a further and extended decline in the quoted market price of the Company’s equity securities below tangible book value. As a result, we recorded a non-cash goodwill impairment charge of $32.3 million during the year ended December 31, 2007.

     Bonds outstanding, relating to securitized financings utilizing asset-backed structures, totaled $884.7 million and $685.0 million at December 31, 2007 and 2006, respectively. These bonds relate to seven securitized transactions: Origen 2004-A, issued in February 2004, Origen 2004-B, issued in September 2004, Origen 2005-A, issued in May 2005, Origen 2005-B, issued in December 2005, Origen 2006-A, issued in August 2006, Origen 2007-A, issued in May 2007 and Origen 2007-B, issued in October 2007. Bonds outstanding for each securitized transaction were as follows at December 31 (in thousands):

	Original
	Issuance	2007	2006
Origen 2004 — A	$200,000	$95,753	$113,408
Origen 2004 — B	169,000	96,290	114,443
Origen 2005 — A	165,300	108,318	128,668
Origen 2005 — B	156,187	118,464	137,454
Origen 2006 — A	200,646	169,398	191,040
Origen 2007 — A	184,389	171,588	—
Origen 2007 — B	126,700	124,839	—

	$1,202,222	$884,650	$685,013

     At December 31, 2007 our total borrowings under our warehouse financing facility with Citigroup were $173.1 million compared to $131.5 million at December 31, 2006. We used the Citigroup facility to fund loans we originated or purchased until such time as they could be included in one of our securitization transactions. We used the proceeds of our May 2007 and October 2007 securitizations to reduce borrowings outstanding on the Citigroup facility.
     We previously had a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility, which was terminated by us in September 2007, we could borrow up to $4.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that are serviced for outside investors. Borrowings under the facility were repaid upon our collection of monthly payments made by borrowers on such manufactured housing loans. All liens were released as of the termination of the facility. The outstanding balance on the facility was approximately $2.2 million at December 31, 2006.
     Stockholders’ equity was $148.4 million and $204.5 million at December 31, 2007 and 2006, respectively. We had net losses of $31.8 million, including a non-cash goodwill impairment charge of $32.3 million and an investment impairment charge of $9.2 million, other comprehensive losses of $19.4 million and declared and paid distributions of $7.0 million during the year ended December 31, 2007.
Results of Operations for the Years Ended December 31, 2007 and December 31, 2006
     Loan originations increased $61.9 million, or 21.9% to $344.6 million from $282.7 million for the years ended December 31, 2007 and 2006, respectively. We additionally processed $111.6 million and $49.6 million in loans originated under third — party origination agreements during the years ended December 31, 2007 and 2006, respectively. Chattel loans comprised approximately 87% and 91% of loans originated during the years ended December 31, 2007 and 2006, respectively. The other loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.
     Interest income on loans increased $17.4 million, from $69.7 million to $87.1 million, or 25.0%. This increase in interest income resulted primarily from an increase in the average outstanding balance of manufactured housing loan receivables of $226.4 million from $851.8 million to $1,078.2 million, or 26.6%. The increase in the average receivable balance was partially offset by a decrease in the average yield on the portfolio from 8.2% to 8.1%. The decrease in the yield on the portfolio was due to competitive conditions resulting in lower interest rates on new originations and a continuing positive change in the credit quality of the loan portfolio. Generally, higher credit quality loans will carry a lower interest rate.
     Interest income on other interest earning assets increased from $4.6 million to $5.0 million. The increase was primarily the result of an increase in the average balance of interest earning assets other than manufactured housing loans and investment securities from $16.6 million to $22.2 million.

     Interest expense increased $16.3 million, or 37.5%, to $59.8 million from $43.5 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding increased $228.8 million to $981.2 million compared to $752.4 million, or 30.4%. The average interest rate on total debt outstanding increased from 5.8% to 6.1%.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$1,078,174	$87,114	8.08%	$851,758	$69,702	8.18%
Investment securities	41,228	3,804	9.23%	41,291	3,750	9.08%
Other interest earning assets	22,212	1,209	5.44%	16,609	843	5.08%

Total	$1,141,614	$92,127	8.07%	$909,658	$74,295	8.17%

Interest bearing liabilities:
Loan funding facilities(2)	$955,807	$57,899	6.06%	$728,331	$42,058	5.77%
Repurchase agreements	20,811	1,270	6.10%	23,582	1,398	5.93%
Other interest bearing liabilities (3)	4,562	589	12.91%	447	42	9.40%

Total	$981,180	$59,758	6.09%	$752,360	$43,498	5.78%

Net interest income and interest rate spread		$32,369	1.98%		$30,797	2.39%

Net yield on average interest earning assets (4)			2.84%			3.39%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Includes non-use fees and the amortization of the fair value of the related stock purchase warrant.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.
     The following table sets forth the changes in the components of net interest income for the year ended December 31, 2007 compared to the year ended December 31, 2006 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$18,528	$(1,116)	$17,412
Investment securities	(6)	60	54
Other interest earning assets	284	82	366

Total interest income	$18,806	$(974)	$17,832

Interest bearing liabilities:
Loan funding facilities	$13,136	$2,705	$15,841
Repurchase agreements	(164)	36	(128)
Other interest bearing liabilities	387	160	547

Total interest expense	$13,359	$2,901	$16,260

Increase in net interest income			$1,572

     Monthly provisions are made to the allowance for general loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical trends. The provision for loan losses increased 22.5% to $8.7 million from $7.1 million. The provision for loan losses for the year ended December 31, 2006 was reduced by approximately $1.6 million as a result of a reduction in the portion of the allowance for loan losses initially established for estimated losses related to the effects of Hurricane Katrina and Hurricane Rita. No such reduction was recorded during the year ended December 31, 2007. Net charge-offs were $9.3 million, or 0.9% of the average outstanding loans receivable balance, and $8.6 million, or 1.0% of the average outstanding loans receivable balance, for the years ended December 31, 2007 and 2006, respectively.
     An impairment of $0.5 million in the carrying value of a previously purchased loan pool was recognized during the year ended December 31, 2006, as a result of changes in projected cash flows. No such impairment was recorded during the year ended December 31, 2007.
     Non-interest income for the year ended December 31, 2007 totaled $22.0 million as compared to $17.8 million for 2006, an increase of $4.2 million, or 23.6%. The primary components of non-interest income are fees and other income from loan servicing and insurance operations. The increase in non-interest income is primarily due to the increase in the average serviced loan portfolio on which servicing fees are collected from $1.6 billion to $1.7 billion, as well as an increase of $0.6 million in third-party origination income and an increase of $0.2 million in insurance commissions.
     Total non-interest expense for the year ended December 31, 2007, including a non-cash goodwill impairment charge of $32.3 million and an investment impairment charge of $9.2 million, was $77.4 million as compared to $34.1 million for 2006. Following is a discussion of the increase of $43.3 million, or 127.0%.
     Personnel expenses increased approximately $0.6 million, or 2.5%, to $24.4 million compared to $23.8 million. The increase is primarily the result of a $0.6 million increase in salaries and bonuses.
     Loan origination and servicing expenses increased approximately $0.4 million, or 25.0%, to $2.0 million compared to $1.6 million. The increase is primarily attributable to increases in repossession expenses.
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. We performed our annual impairment test of goodwill on December 31, 2007, based on conditions as of December 31, 2007, in accordance with SFAS 142, and determined that our recorded goodwill was fully impaired. The impairment was due to current market and economic conditions which have resulted in a further and extended decline in the quoted market price of the Company’s equity securities below tangible book value. As a result, we recorded a non-cash goodwill impairment charge of $32.3 million during the year ended December 31, 2007. No impairment was recorded during the year ended December 31, 2006.
     In December 2007, we transferred an investment with a $31.8 million carrying value from investments held-to-maturity to investments available-for-sale. At the time of this transfer we recognized an other-than-temporary impairment of $9.2 million in order to record the investment at fair value upon completion of the transfer (See Note 3 — “Investments”, Note 11 — “Debt” and Note 21 — “Subsequent Events” under Item 8 — Financial Statements and Supplementary Data” for further discussion).
     As a national loan originator and servicer of manufactured housing loans, we are required to be licensed in all states in which we conduct business. Accordingly, we are subject to taxation by the states in which we conduct business. Depending on the individual state, taxes may be based on proportioned revenue, net income, capital base or asset base. During both of the years ended December 31, 2007 and 2006, we incurred state taxes of $0.3 million.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased $0.9 million, or 10.8%, from $8.3 million to $9.2 million. Professional fees increased by $0.4 million, or 25.0% from $1.6 million to $2.0 million. Occupancy and equipment, office expense and telephone expense was $5.0 million during both 2007 and 2006. Travel and entertainment expense increased $0.5 million, or 35.7%, from $1.4 million to $1.9 million. Miscellaneous expenses were $0.3 million during both of the years ended December 31, 2007 and 2006.
     Income tax expenses for the years ended December 31, 2007 and 2006 were approximately $60,000 and $24,000, respectively.
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
     Interest income on other interest earning assets increased from $4.2 million to $4.6 million. The increase was primarily the result of an increase in the average yield on interest earning assets other than manufactured housing loans and investment securities from 2.9% to 5.1%.
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
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$851,758	$69,702	8.18%	$667,089	$55,164	8.27%
Investment securities	41,291	3,750	9.08%	40,442	3,761	9.30%
Other interest earning assets	16,609	843	5.08%	16,029	466	2.91%

Total	$909,658	$74,295	8.17%	$723,560	$59,391	8.21%

Interest bearing liabilities (2):
Loan funding facilities	$728,331	$42,058	5.77%	$544,002	$27,465	5.05%
Repurchase agreements	23,582	1,398	5.93%	22,793	950	4.17%
Other interest bearing liabilities (4)	447	42	9.40%	710	53	7.46%

Total	$752,360	$43,498	5.78%	$567,505	$28,468	5.02%

Net interest income and interest rate spread		$30,797	2.39%		$30,923	3.19%

Net yield on average interest earning assets (4)			3.39%			4.27%

(1)	Net of loan servicing fees.

(2)	Includes facility fees.

(3)	Includes non-use fees.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.

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

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$15,271	$(733)	$14,538
Investment securities	79	(90)	(11)
Other interest earning assets	17	360	377

Total interest income	$15,367	$(463)	$14,904

Interest bearing liabilities:
Loan funding facilities	$9,306	$5,287	$14,593
Repurchase agreements	33	415	448
Other interest bearing liabilities	(20)	9	(11)

Total interest expense	$9,319	$5,711	$15,030

Decrease in net interest income			$(126)

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
     Non-interest income for the year ended December 31, 2006 totaled $17.8 million as compared to $14.7 million for 2005, an increase of 21.1%. The primary components of non-interest income are fees and other income from loan servicing and insurance operations. The increase in non-interest income is primarily due to the increase in the average serviced loan portfolio on which servicing fees are collected from $1,441.5 million to $1,555.0 million.
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
Liquidity and Capital Resources
     During the third and fourth quarters of 2007 the capital markets encountered unprecedented disruption as a result of difficulties in the sub-prime mortgage market. While we are not participants in that market, we nonetheless were negatively affected by the unsettled market conditions. Spreads widened across all spectrums of the asset-backed securities market and providers of warehouse lending facilities and other forms of operating capital severely tightened conditions and applied significantly more conservative market value determinations on the collateral underlying existing loan programs. The issuance of $15 million of senior secured promissory notes during the third quarter, as described more fully below and elsewhere in this Form 10-K, temporarily enhanced our liquidity position. However, as described above under “— Developments Based on Current Adverse Market Conditions,” market conditions have had a severe adverse effect on our liquidity and capital resources. Accordingly, among other actions, we have suspended originating loans for our own account until these markets recover, we sold our portfolio of unsecuritized loans at a loss and our warehouse credit facility has expired.
     We require capital to meet our existing debt obligations, and to fund our loan servicing and other operations. At December 31, 2007 we had approximately $10.8 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations. Given that we have ceased originating loans for our own account, our business has become less capital intensive, and we believe that cash provided from operations will be sufficient to fund our ongoing business.
     Cash provided by operating activities during the year ended December 31, 2007, totaled $23.1 million versus $16.3 million for the year ended December 31, 2006. Cash used in investing activities was $254.0 million for the year ended December 31, 2007 versus $193.3 million for the year ended December 31, 2006. Cash used to originate and purchase loans increased 27.7%, or $79.9 million, to $368.3 million for the year ended December 31, 2007 compared to $288.4 million for the year ended December 31, 2006. Principal collections on loans totaled $104.2 million for the year ended December 31, 2007 as compared to $86.6 million for the year ended December 31, 2006, an increase of $17.6 million, or 20.3%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $1,078.2 million for the year ended December 31, 2007 compared to $851.8 million for the year ended December 31, 2006, in addition to improved credit quality and decreased delinquency as a percentage of the outstanding loan receivable balances.
     The primary sources of cash during the year ended December 31, 2007 were our 2007-A and 2007-B securitized financing transactions completed in May 2007 and October 2007, respectively. In our 2007-A securitization we securitized approximately $200.4 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $184.4 million. Approximately $182.4 million of proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse financing facility. In our 2007-B securitization we securitized approximately $140.0 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $126.7 million. Approximately $122.4 million of proceeds was used to reduce the aggregate balance of notes outstanding under our Citigroup warehouse financing facility.
     Access to the securitization market has historically been important to our business. We used the proceeds from successful securitization transactions to pay down our other short-term credit facilities giving us renewed borrowing capacity to fund new loan originations. Despite the fact that securities issued by us since 2002 have continued to perform well, due to current market conditions, we have not utilized the securitization market since October 2007. In addition, our credit facility used to originate loans for our own account expired and was not renewed by our lender, we were unable to secure replacement financing on acceptable terms, and so we have ceased originating loans for our own account. As we do not currently intend to originate new loans for our own account, we do not anticipate additional securitization transactions. During March 2008, due to our inability to access the securitization market on favorable terms, we sold our unsecuritized whole loan portfolio, for an amount below par value, in order to meet our obligations to Citigroup under our warehouse financing which had matured.
     Our short-term securitization facility used for warehouse financing with Citigroup matured in March 2008. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in August 2007, we pledged loans as collateral and in turn were advanced funds. The facility had a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. The outstanding balance on the facility was approximately $173.1 million and $131.5 million at December 31, 2007 and 2006, respectively. Additionally, the facility includes a $55 million supplemental advance amount collateralized by our residual interests in our 2004-A, 2004-B, 2005-A, 2005-B, 2006-A, 2007-A and 2007-B securitizations. The supplemental advance facility expired in March 2008 and has been extended until June 13, 2008. As of March 14, 2008, we had $46 million outstanding under our supplemental advance facility. We are seeking alternative means to satisfy our obligations under this facility, which may include cash from operations, asset sales, re-financing arrangements, and issuances of convertible debt or equity.
     On September 11, 2007, we, through our primary operating subsidiary, Origen Financial L.L.C., entered into the Bridge Financing (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”). The Bridge Financing had an aggregate outstanding balance of $14.6 million at December 31, 2007. Proceeds from the Bridge Financing were used for general corporate purposes and to provide working capital. The Bridge Financing is due on September 11, 2008. We are seeking alternative means to satisfy our obligations under the Bridge Financing, which may include cash from operations, asset sales, re-financing arrangements, and issuances of convertible debt or equity.
     Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. Our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the company.
     In September 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock we may sell under the registration statement from time to time, we have registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. We sold 50,063 shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during the year ended December 31, 2007, at the price of our common stock prevailing at the time of each sale. We received proceeds, net of commissions, of $296,000 during the year ended December 31, 2007, as a result of these sales.

     In addition to borrowings under our credit facilities and issuances of securitized notes, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2007 (in thousands):

		Less than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter
Notes payable — Citigroup (1)	$173,072	$129,804	$43,268	$—	$—
Notes payable — 2004-A securitization (2)	95,753	13,737	21,953	16,671	43,392
Notes payable — 2004-B securitization (3)	96,290	16,434	23,345	16,716	39,795
Notes payable — 2005-A securitization (4)	108,318	21,382	24,847	17,962	44,127
Notes payable — 2005-B securitization (5)	118,464	19,719	29,429	19,772	49,544
Notes payable — 2006-A securitization (6)	169,398	26,536	43,580	27,785	71,497
Notes payable — 2007-A securitization (7)	171,588	21,118	40,451	32,972	77,047
Notes payable — 2007-B securitization (8)	124,839	13,794	29,022	22,378	59,645
Repurchase agreement (9)	17,653	17,653	—	—	—
Notes payable — related party (10)	14,593	14,593	—	—	—
Operating leases	4,270	1,126	2,151	993	—

Total contractual obligations	$1,094,238	$295,896	$258,046	$155,249	$385,047

(1)	Origen Financial L.L.C. and Origen Securitization Company, LLC, one of our special purpose entity subsidiaries, are borrowers under the short-term securitization facility with Citigroup.

(2)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-A, is the issuer of the notes payable under the 2004-A securitization.

(3)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-B, is the issuer of the notes payable under the 2004-B securitization.

(4)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-A, is the issuer of the notes payable under the 2005-A securitization.

(5)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-B, is the issuer of the notes payable under the 2005-B securitization.

(6)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2006-A, is the issuer of the notes payable under the 2006-A securitization.

(7)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2007-A, is the issuer of the notes payable under the 2007-A securitization.

(8)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2007-B, is the issuer of the notes payable under the 2007-B securitization.

(9)	Origen Financial L.L.C. is the borrower under the Citigroup repurchase agreement.

(10)	Origen Financial L.L.C. is the borrower under the agreement with the William M. Davidson Trust u/a/d 12/13/04.
     We need cash to pay interest expense on our securitized bonds and credit facilities. We expect the total interest expense to be in excess of $47.6 million during the twelve months ending December 31, 2008.
     Our long-term liquidity and capital requirements consist primarily of funds necessary to continue our loan servicing and other operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we may require external sources of capital, which may include sales of assets, sales of shares of our common stock, preferred stock, debt securities, convertible debt securities (either pursuant to our shelf registration statement on Form S-3 or otherwise) or third-party borrowings. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general capital market and economic conditions, general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, the access to reliable sources of credit enhancement, such as financial guarantees, all of which affect investors’ demand for equity and debt securities, including securitized debt securities. As has recently been demonstrated, general market conditions can change rapidly, and accordingly the level of access to liquidity and the cost of such liquidity can be negatively impacted in ways disproportionate to the credit performance of an entity’s underlying asset portfolio or the quality of its operations.
     The risks associated with the manufactured housing business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For our finance customers, loss of employment, increases in cost-of-

living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect our financial condition, results of operations and liquidity. We bear the risk of delinquency and default on securitized loans in which we have a residual or retained ownership interest. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in sales or securitizations if the loan materially violates our representations or warranties. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, resulting in higher-than-anticipated losses, our servicing rights may be terminated, which would result in a loss of future servicing income.
Forward-Looking Statements
     This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-K that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Form 10-K. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include:
•	the risk that the inability to raise additional capital to meet our existing debt obligations could threaten our ability to continue as a going concern;

•	the performance of our manufactured housing loans;

•	our ability to borrow at favorable rates and terms;

•	conditions in the asset-backed securities market generally and the manufactured housing asset-backed securities market specifically, including rating agencies’ views on the manufactured housing industry;

•	the supply of manufactured housing loans;

•	interest rate levels and changes in the yield curve (which is the curve formed by the differing Treasury rates paid on one, two, three, five, ten and thirty-year term debt);

•	our ability to use hedging strategies to insulate our exposure to changing interest rates;

•	changes in, and the costs associated with complying with, federal, state and local regulations, including consumer finance and housing regulations;

•	applicable laws, including federal income tax laws;

•	general economic conditions in the markets in which we operate;
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

     The outstanding balance of our variable rate debt, under which we paid interest at various LIBOR rates plus a spread, totaled $656.5 million and $348.3 million at December 31, 2007 and 2006, respectively. If LIBOR increased or decreased by 1.0% during the years ended December 31, 2007 and 2006, we believe our interest expense would have increased or decreased by approximately $5.2 million and $2.1 million, respectively, based on the $518.0 million and $213.8 million average balance outstanding under our variable rate debt facilities for the years ended December 31, 2007 and 2006, respectively. As a result of our hedging activity, the increase or decrease in interest expense would have been offset by $3.3 million and $0.7 million during the years ended December 31, 2007 and 2006, respectively. We had no variable rate interest earning assets outstanding during the years ended December 31, 2007 or 2006.
     The following table shows the contractual maturity dates of our assets and liabilities at December 31, 2007. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Expected Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$10,791	$—	$—	$—	$10,791
Restricted cash	16,290	—	—	—	16,290
Investments	22,603	—	—	9,790	32,393
Loans receivable, net	25,032	111,995	485,678	571,211	1,193,916
Servicing advances	3,420	2,878	—	—	6,298
Servicing rights	81	242	916	907	2,146
Furniture, fixtures and equipment, net	238	744	1,992	—	2,974
Repossessed houses	2,491	2,490	—	—	4,981
Other assets	3,875	1,505	2,959	6,073	14,412

Total assets	$84,821	$119,854	$491,545	$587,981	$1,284,201

Liabilities and Stockholders’ Equity
Warehouse financing	$32,451	$97,353	$43,268	$—	$173,072
Securitization financing	34,899	97,820	366,883	385,048	884,650
Repurchase agreements	17,653	—	—	—	17,653
Notes payable — related party	—	14,593	—	—	14,593
Other liabilities	22,543	2,360	1,557	19,388	45,848

Total liabilities	107,546	212,126	411,708	404,436	1,135,816

Preferred stock	—	—	—	125	125
Common stock	—	—	—	260	260
Additional paid-in-capital	—	—	—	221,842	221,842
Accumulated other comprehensive loss	—	37	130	(20,179)	(20,012)
Distributions in excess of earnings	—	—	—	(53,830)	(53,830)

Total stockholders’ equity	—	37	130	148,218	148,385

Total liabilities and stockholders’ equity	$107,546	$212,163	$411,838	$552,654	$1,284,201

Interest sensitivity gap	$(22,725)	$(92,309)	$79,707	$35,327
Cumulative interest sensitivity gap	$(22,725)	$(115,034)	$(35,327)	—
Cumulative interest sensitivity gap to total assets	(1.77)%	(8.96)%	(2.75)%	—
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
     We held eight separate open derivative positions at December 31, 2007. All eight of these positions were interest rate swaps.
     Three of the positions are interest rate swaps related to our 2006-A, 2007-A and 2007-B securitizations. These interest rate swaps lock in the base LIBOR interest rate on the outstanding balances of the 2006-A, 2007-A and 2007-B variable rate notes at 5.48%, 5.12% and 5.23%, respectively, for the life of the notes. At December 31, 2007, the outstanding notional balances on these interest rate swaps was $171.3 million, $172.6 million and $125.3 million on the 2006-A, 2007-A and 2007-B interest rate swaps, respectively.
     We held two interest rate swaps for the purpose of locking in the base LIBOR interest rate on a portion of our anticipated 2008-A securitization transaction. The agreements fix the interest rate on notional amounts of $35 million and $15 million at 5.07% and 4.77%, respectively. (See Note 21, “Subsequent Events,” under Item 8, Financial Statements and Supplementary Data, for further discussion) .
     At December 31, 2007 we held three interest rate swaps which were not accounted for as hedges. Under the agreements, at December 31, 2007, we paid one month LIBOR and received fixed rates of 5.48%, 5.12% and 5.23% on outstanding notional balances of $1.1 million, $0.3 million and $0.6 million, respectively.

     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by contractual maturity at December 31, 2007 (dollars in thousands):

	Interest Rate Sensitivity
						There-
	2008	2009	2010	2011	2012	after	Total
Interest sensitive assets
Interest bearing deposits	$24,400	$—	$—	$—	$—	$—	$24,400
Average interest rate	5.44%	—	—	—	—	—	5.44%
Investments	22,603	—	—	—	—	9,790	32,393
Average interest rate	9.23%	—	—	—	—	9.23%	9.23%
Loans receivable, net	137,027	142,902	128,840	113,782	100,154	571,211	1,193,916
Average interest rate	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%
Derivative asset	—	—	—	—	—	89	89
Average interest rate	—	—	—	—	—	5.03%	5.03%

Total interest sensitive assets	$184,030	$142,902	$128,840	$113,782	$100,154	$581,089	$1,250,798

Interest sensitive liabilities
Warehouse financing	$129,804	$43,268	$—	$—	$—	$—	$173,072
Average interest rate	7.19%	7.19%	—	—	—	—	7.19%
Securitization financing	132,720	115,332	97,294	83,223	71,034	385,047	884,650
Average interest rate	5.81%	5.81%	5.81%	5.81%	5.81%	5.81%	5.81%
Repurchase agreements	17,653	—	—	—	—	—	17,653
Average interest rate	6.10%	—	—	—	—	—	6.10%
Notes payable — related party	14,593	—	—	—	—	—	14,593
Average interest rate	12.88%	—	—	—	—	—	12.88%
Derivative liability	1,842	—	—	—	—	18,601	20,443
Average interest rate	4.98%	—	—	—	—	5.28%	5.25%

Total interest sensitive liabilities	$296,612	$158,600	$97,294	$83,223	$71,034	$403,648	$1,110,411

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Origen Financial, Inc.
We have audited the accompanying consolidated balance sheets of Origen Financial, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origen Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (R), “Share — Based Payments”, effective January 1, 2006.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 11 and 21 to the consolidated financial statements, the deteriorating credit and mortgage securitization markets and the expiration of the supplemental advance facility on June 13, 2008 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Origen Financial Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion.
/S/ GRANT THORNTON LLP
Southfield, Michigan
March 17, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Origen Financial, Inc.
We have audited Origen Financial, Inc. (a Delaware corporation) and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Origen Financial, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Origen Financial, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Origen Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements which included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
/S/ GRANT THORNTON LLP
Southfield, Michigan
March 17, 2008

Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
As of December 31, 2007 and 2006

	2007	2006
ASSETS
Assets
Cash and cash equivalents	$10,791	$2,566
Restricted cash	16,290	15,412
Investments	32,393	41,538
Loans receivable, net of allowance for losses of $7,882 and $8,456, respectively	1,193,916	950,226
Servicing advances	6,298	7,741
Servicing rights	2,146	2,508
Furniture, fixtures and equipment, net	2,974	3,513
Repossessed houses	4,981	3,046
Goodwill	—	32,277
Other assets	14,412	14,240

Total assets	$1,284,201	$1,073,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$173,072	$131,520
Securitization financing	884,650	685,013
Repurchase agreements	17,653	23,582
Notes payable — related party	14,593	—
Notes payable — servicing advances	—	2,185
Other liabilities	45,848	26,303

Total liabilities	1,135,816	868,603

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at December 31, 2007 and December 31, 2006; $1,000 per share liquidation preference	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 26,015,275 and 25,865,401 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	260	259
Additional paid-in-capital	221,842	219,759
Accumulated other comprehensive loss	(20,012)	(625)
Distributions in excess of earnings	(53,830)	(15,054)

Total stockholders’ equity	148,385	204,464

Total liabilities and stockholders’ equity	$1,284,201	$1,073,067

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

	2007	2006	2005
Interest Income
Total interest income	$92,127	$74,295	$59,391
Total interest expense	59,758	43,498	28,468

Net interest income before loan losses and impairment	32,369	30,797	30,923
Provision for loan losses	8,739	7,069	12,691
Impairment of purchased loan pool	—	485	428

Net interest income after loan losses and impairment	23,630	23,243	17,804
Non-interest Income
Servicing income	18,149	14,848	12,230
Origination income	1,968	1,413	1,047
Insurance commissions	1,438	1,216	1,212
Other	485	310	162

Total non-interest income	22,040	17,787	14,651

Non-interest Expenses
Personnel	24,449	23,847	22,550
Loan origination and servicing	1,985	1,619	1,603
Provision for recourse liability	—	—	218
Write down of residual interest	—	—	724
Loss on recourse buyout	—	—	792
Goodwill impairment	32,277	—	—
Investment impairment	9,179	114	—
State business taxes	273	292	369
Other operating	9,214	8,209	8,858

Total non-interest expense	77,377	34,081	35,114

Net income (loss) before income taxes and cumulative effect of change in accounting principle	(31,707)	6,949	(2,659)
Income tax expense	60	24	—

Net income (loss) before cumulative effect of change in accounting principle	(31,767)	6,925	(2,659)
Cumulative effect of change in accounting principle	—	46	—

NET INCOME (LOSS)	$(31,767)	$6,971	$(2,659)

Weighted average common shares outstanding, basic	25,316,278	25,125,472	24,878,116

Weighted average common shares outstanding, diluted	25,316,278	25,181,654	24,878,116

Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$(1.26)	$0.28	$(0.11)

Diluted	$(1.26)	$0.28	$(0.11)

Earnings (loss) per common share:
Basic	$(1.26)	$0.28	$(0.11)

Diluted	$(1.26)	$0.28	$(0.11)

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Net income (loss)	$(31,767)	$6,971	$(2,659)
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(19,072)	(1,587)	2,339
Reclassification adjustment for net realized (gains) losses included in net income (loss)	(315)	55	375

Total other comprehensive income (loss)	(19,387)	(1,532)	2,714

Comprehensive income (loss)	$(51,154)	$5,439	$55

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid in	Comprehensive	In Excess	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance January 1, 2005	$125	$252	$216,331	$(1,807)	$(11,435)	$203,466
Issuance of non-vested stock	—	3	(3)	—	—	—
Retirement of non-vested stock	—	—	(449)	—	—	(449)
Stock award amortization	—	—	2,487	—	—	2,487
Net loss	—	—	—	—	(2,659)	(2,659)
Other comprehensive income	—	—	—	2,714	—	2,714
Cash distribution paid ($0.22 per common share)	—	—	—	—	(5,608)	(5,608)

Balance December 31, 2005	$125	$255	$218,366	$907	$(19,702)	$199,951
Issuance of non-vested stock	—	5	(5)	—	—	—
Retirement of non-vested stock	—	(1)	(287)	—	—	(288)
Share-based compensation expense	—	—	1,731	—	—	1,731
Net income	—	—	—	—	6,971	6,971
Other comprehensive loss	—	—	—	(1,532)	—	(1,532)
Cumulative effect of change in accounting principle	—	—	(46)	—	—	(46)
Cash distribution paid ($0.09 per common share)	—	—	—	—	(2,323)	(2,323)

Balance December 31, 2006	$125	$259	$219,759	$(625)	$(15,054)	$204,464

Issuance of non-vested stock	—	2	(2)	—	—	—
Retirement of non-vested stock	—	(1)	(360)	—	—	(361)
Other common stock issuances, net	—	—	261	—	—	261
Issuance of common stock purchase warrants	—	—	587	—	—	587
Share-based compensation expense	—	—	1,597	—	—	1,597
Net loss	—	—	—	—	(31,767)	(31,767)
Other comprehensive loss	—	—	—	(19,387)	—	(19,387)
Cash distribution paid ($0.27 per common share)	—	—	—	—	(7,009)	(7,009)

Balance December 31, 2007	$125	$260	$221,842	$(20,012)	$(53,830)	$148,385

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$(31,767)	$6,971	$(2,659)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for loan losses	8,739	7,069	12,691
Provision for recourse liability	—	—	218
Goodwill impairment	32,277	—	—
Investment impairment	9,179	114	—
Impairment of purchased loan pool	—	485	428
Impairment of servicing rights	—	69	—
Write down of residual interest	—	—	724
Depreciation and amortization	5,445	5,499	5,822
Compensation expense recognized under share-based compensation plans	1,597	1,731	2,487
Cumulative effect of change in accounting principle	—	(46)	—
Proceeds from sale of loans	—	1,049	761
Proceeds from deferred purchase price receivable	—	—	312
Decrease in servicing advances	1,443	1,234	160
Increase in other assets	(5,736)	(7,697)	(2,736)
Increase (decrease) in accounts payable and other liabilities	1,879	(192)	(41)

Net cash provided by operating activities	23,056	16,286	18,167
Cash Flows From Investing Activities
Increase in restricted cash	(878)	(1,777)	(4,413)
Purchase of investment securities	—	—	(4,107)
Origination and purchase of loans	(368,337)	(288,366)	(306,814)
Principal collections on loans	104,242	86,568	75,571
Proceeds from sale of repossessed houses	11,586	11,297	12,665
Capital expenditures	(610)	(987)	(2,085)

Net cash used in investing activities	(253,997)	(193,265)	(229,183)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	261	—	—
Retirement of common stock	(361)	(288)	(449)
Dividends paid	(7,009)	(2,323)	(5,608)
Proceeds upon termination of hedging transaction	281	1,418	2,749
Payment upon termination of hedging transaction	(1,921)	—	(410)
Proceeds from securitization financing	311,089	200,646	320,567
Repayment of securitization financing	(111,612)	(94,297)	(70,498)
Proceeds from advances under repurchase agreements	759	—	5,243
Repayment of advances under repurchase agreements	(6,688)	—	(1,814)
Proceeds from warehouse financing	361,228	273,558	282,591
Repayment of warehouse financing	(319,676)	(207,449)	(324,553)
Proceeds from notes payable — related party	15,000	—	—
Change in notes payable — servicing advances, net	(2,185)	(27)	2,212

Net cash provided by financing activities	239,166	171,238	210,030

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,225	(5,741)	(986)
Cash and cash equivalents, beginning of period	2,566	8,307	9,293

Cash and cash equivalents, end of period	$10,791	$2,566	$8,307

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,873	$42,565	$27,381
Cash paid for income taxes	$10	$—	$—
Non cash financing activities:
Non-vested stock issued as unearned compensation	$1,037	$2,905	$2,191
Loans transferred from repossessed assets and held for sale	$19,367	$18,598	$20,233
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
     These consolidated financial statements were prepared under the assumption that the Company will continue its operations as a going concern. The Company’s independent registered accountants in their audit report have expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Investments
     Except for debt securities acquired with evidence of deterioration of credit quality since origination, which are accounted for as described below, the Company follows the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting For Certain Investments in Debt and Equity Securities,” in reporting its investments. The investments are classified as either available-for-sale or held-to-maturity. Investments classified as available-for sale are carried at fair value. Unrealized gains and losses related to these investments are included in accumulated other comprehensive income. Investments classified as held-to-maturity are carried on the Company’s balance sheet at amortized cost. All investments are regularly measured for impairment. Management uses its judgment to determine whether an investment has sustained an other-than-temporary decline in value. If management determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income to earnings, thereby establishing a new cost basis. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to its cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.
Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The Company accounts for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $25.6 million and $3.5 million, respectively, at December 31, 2007 and $29.6 million and $3.6 million, respectively, at December 31, 2006, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheet.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Loans Receivable
     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. Generally, loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are accounted for as described above, under “Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality.” Periodically, the Company identifies loans that it expects to sell prior to maturity. When loans are identified to be sold, they are reclassified as held for sale and reported at the lower of cost or market. Included in a loan’s cost are unearned deferred fees and cost and the allowance for loan losses relating to the loans held for sale. The fair value of loans classified as held for sale is based on market prices. If market prices are not readily available, fair value is based on discounted cash flow models, which considers expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans interest rates. The Company does not amortize basis adjustments, including deferred loan origination costs, fees and discounts and premiums on loans held for sale. Interest on loans is credited to income when earned. Loans held for investment include accrued interest and are presented net of deferred loan origination fees and costs and an allowance for estimated loan losses. All of the Company’s loans receivable were classified as held for investment at December 31, 2007 and 2006.
Allowance for Loan Losses
     The allowance for possible loan losses is maintained at a level believed adequate by management to absorb losses on loans in the Company’s loan portfolio. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company provides an accrual for loan losses when it is probable that a loan asset has been impaired and the amount of such loss can be reasonably estimated. The Company’s loan portfolio is comprised of homogenous manufactured housing loans with average loan balances of approximately $49,000 at December 31, 2007. The allowance for loan losses is developed at a portfolio level and the amount of the allowance is determined by establishing a calculated range of probable losses. A range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using the Company’s current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent) and by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Based on Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” the Company then makes a determination of the best estimate within the calculated range of loan losses. Such determination may include, in addition to historical charge-off experience, the impact of changed circumstances on current impairment of the loan portfolio. The accrual of interest is discontinued when a loan becomes more than 90 days past due. Cash receipts on impaired loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The allowance for loan losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.
Servicing Rights
     The Company adopted the provisions of SFAS 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140,” on January 1, 2007. As a result of the adoption of SFAS 156, the Company characterized servicing rights relating to all existing manufactured housing loans as a single class of servicing rights and did not elect to apply fair value accounting to these servicing rights. The Company recognizes the fair value of loan servicing rights purchased or on loans originated and sold, by recognizing a separate servicing asset or liability. Management is required to make complex judgments when establishing the assumptions used in determining fair values of servicing assets. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. These assumptions are reviewed on a monthly basis and changed based on actual and expected performance.
     The Company stratifies its servicing assets based on the predominant risk characteristics of the underlying loans, which are loan type, interest rate and loan size. Servicing assets are amortized in proportion to and over the expected servicing period.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
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
Goodwill
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, the Company recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million.
     In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment on an annual basis in the forth quarter, or more frequently if the Company believes indicators of impairment exist. For purposes of testing goodwill impairment, the Company has determined that with respect to its recorded goodwill, the Company is a single reporting unit. The performance of the impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company with its aggregate carrying value, including goodwill. The initial and ongoing estimate of the fair value of the Company is based on assumptions and projections prepared by the Company. If the carrying amount of the Company exceeds its fair value, the Company performs the second step of the goodwill impairment test in order to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the goodwill with the carrying value of that goodwill.
     The Company performed its annual impairment test of goodwill on December 31, 2007, based on conditions as of December 31, 2007, in accordance with SFAS 142, and determined that the Company’s recorded goodwill was fully impaired. The impairment was due to current market and economic conditions which have resulted in a further and extended decline in the quoted market price of the Company’s equity securities below tangible book value. As a result, the Company recorded a non-cash goodwill impairment charge of $32.3 million during the year ended December 31, 2007. No impairment was recorded during the years ended December 31, 2006 or 2005.
Other Assets
     Other assets are comprised of prepaid expenses, deferred financing costs and other miscellaneous receivables. Prepaid expenses are amortized over the expected service period. Deferred financing costs are capitalized and amortized over the life of the corresponding obligation.
Derivative Financial Instruments
     The Company has periodically used derivative instruments, primarily interest rate swaps, in order to mitigate interest rate risk or the variability of cash flows to be paid, related to the Company’s loans receivable and anticipated securitizations. The Company follows the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Investments and Hedging Activities” (as amended by Statement of

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Financial Accounting Standards No. 149). All derivatives are recorded on the balance sheet at fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flow to be paid (“cash flow” hedge). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Any ineffectiveness is recorded in current earnings.
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
Share-Based Compensation
     In connection with the formation of the Company, the Company adopted an equity incentive plan. The Company follows the provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS 123(R)”), “Share-Based Payment,” which the Company adopted on January 1, 2006, using the modified-prospective transition method, in order to account for our equity incentive plan and stock option plan. Prior to January 1, 2006, as permitted under the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended, the Company had chosen to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in APB No. 25 (“APB 25), “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeds the stock option exercise price. All options granted by the Company prior to the adoption of SFAS 123(R) were granted at a fixed price not less than the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense, prior to the adoption of SFAS No. 123(R).

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Advertising Expense
     Advertising costs are expensed as incurred. Advertising expenses were approximately $130,000, $189,000 and $270,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
Uncertainty in Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2004. It is the Company’s policy to include any accrued interest or penalties related to unrecognized tax benefits in income tax expense. No liability for unrecognized tax benefits as of January 1, 2007 was recorded as a result of the implementation of FIN 48. Additionally, the Company did not record any accrued interest or penalties relating to unrecognized tax benefits as of January 1, 2007. There was no liability for unrecognized tax benefits at December 31, 2007 and no interest or penalties were recorded during the year ended December 31, 2007. As of December 31, 2007, there are no positions for which the Company believes that the total amounts of unrecognized tax benefits will significantly increase or decrease during 2008.
Recent Accounting Pronouncements
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Fair Value Measurements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.
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
Note 2 — Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Potential dilutive common shares primarily consist of employee stock options, non-vested common stock awards, stock purchase warrants and convertible notes. The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except share and per share data):

	2007	2006	2005
Numerator:
Net income (loss)	$(31,767)	$6,971	$(2,659)
Preferred stock dividends	(16)	(16)	(16)

Income (loss) available to common shareholders, basic	$(31,783)	$6,955	$(2,675)

Income (loss) available to common shareholders, diluted	$(31,783)	$6,955	$(2,675)

Denominator:
Weighted average basic common shares outstanding	25,316,278	25,125,472	24,878,116

Effect of dilutive securities:
Incremental shares — non-vested stock awards	—	56,182	—

Weighted average diluted common shares outstanding	25,316,278	25,181,654	24,878,116

Basic earnings (loss) per share	$(1.26)	$0.28	$(0.11)

Diluted earnings (loss) per share	$(1.26)	$0.28	$(0.11)

     Had the Company recognized net income for the years ended December 31, 2007 and 2005, incremental shares attributable to non-vested common stock awards would have increased diluted shares by 63,941 and 104,755,

Origen Financial, Inc.
Notes to Consolidated Financial Statements
respectively, and incremental shares attributable to stock purchase warrants would have been 5,879 for the year ended December 31, 2007. There were no stock purchase warrants outstanding during the years ended December 31, 2006 and 2005.
     Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the year ended December 31, 2007, 2006 and 2005, were 228,294, 249,492 and 255,500, respectively. The common stock options are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of the common stock options, as well as unearned compensation related to the common stock options.
     Antidilutive outstanding convertible debt shares that were excluded from the computation of diluted earnings per share for the year ended December 31, 2007 was 245,991. There was no convertible debt outstanding during the years ended December 31, 2006 and 2005. The convertible debt shares are considered antidilutive for any period where interest expense per common share obtainable on conversion exceeds basic earnings per share.
Note 3 — Investments
     The Company follows the provisions of SFAS 115 and SOP 03-3 in reporting its investments. The investments are carried on the Company’s balance sheet at $32.4 million and $41.5 million at December 31, 2007 and 2006, respectively. The fair value of these investments was approximately $33.1 million and $41.5 million at December 31, 2007 and 2006, respectively.
     At December 31, 2006 the Company’s investments accounted for under the provisions of SFAS 115 and classified as held-to-maturity were carried on the Company’s balance sheet at an amortized cost of $37.9 million. These investments consisted of two asset backed securities with principal amounts of $32.0 and $6.8 million. The investments were collateralized by manufactured housing loans and had contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. During the years ended December 31, 2007 and 2006, the Company financed these two asset backed securities through 30 day repurchase agreements with Citigroup (See Note 11- “Debt” for further discussion).
     In February 2008 these repurchase agreements were not renewed and, to satisfy Citigroup, the Company sold $32.0 million in principal balance asset-backed security mentioned above (See Note 21 — “Subsequent Events” for further discussion). As a result, the Company reevaluated its classification of that asset-backed security at December 31, 2007 and determined that it no longer qualified as held-to-maturity. The Company transferred the security, which had a carrying value of $31.8 million at December 31, 2007 from held-to-maturity to available-for-sale as of December 31, 2007. In connection with this transfer, the Company realized an other-than-temporary impairment of $9.2 million in order to record this investment at fair value as of December 31, 2007. As there is no available quoted market price for the investment, the Company based the December 31, 2007 fair value on the subsequent sale price of the investment. The carrying value of investments classified as available-for-sale as of December 31, 2007 was $22.6 million. There were no investments classified as available-for-sale as of December 31, 2006. Additionally, there were no unrealized gains or losses related to investments classified as available-for-sale as of either December 31, 2007 or 2006. No other-than-temporary impairment was recognized related to investments classified as available-for-sale during the year ended December 31, 2006.
     At December 31, 2007 the Company’s investments accounted for under the provisions of SFAS 115 and classified as held-to-maturity were carried on the Company’s balance sheet at an amortized cost of $6.3 million. This investment consisted of one asset backed security with a principal amount of $6.8 million. The investment is collateralized by manufactured housing loans and has a contractual maturity date of December 28, 2033. As prescribed by the provisions of SFAS 115, as of December 31, 2007 the Company had both the intent and ability to hold the investment to maturity. The investment will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investment is regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investment. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary,

Origen Financial, Inc.
Notes to Consolidated Financial Statements
the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to investments classified as held-to-maturity during the years ended December 31, 2007 or 2006.
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of the debt securities accounted for under the provisions of SOP 03-3 was approximately $3.5 million and $3.6 million at December 31, 2007 and 2006, respectively. See “Note 5 — Loans and Debt Securities Acquired with Evidence of Deterioration of Credit Quality” for further discussion related to the Company’s debt securities accounted for under the provisions of SOP 03-3.
Note 4 — Loans Receivable
     The carrying amounts and fair value of loans receivable consisted of the following at December 31 (in thousands):

	2007	2006
Manufactured housing loans — securitized	$1,051,015	$825,811
Manufactured housing loans — unsecuritized	144,926	130,828
Accrued interest receivable	5,608	4,840
Deferred loan origination costs	5,612	1,271
Discount on purchased loans	(4,450)	(3,155)
Allowance for purchased loans	(913)	(913)
Allowance for loan losses	(7,882)	(8,456)

	$1,193,916	$950,226

     The following table sets forth the average per loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2007	2006
Number of loans receivable	24,416	20,300
Average loan balance	$49	$47
Weighted average loan yield	9.45%	9.50%
Weighted average initial term	20 years	20 years
     The following table sets forth the concentration by state of the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2007		2006
	Principal	Percent	Principal	Percent

California	$493,862	41.3%	$341,510	35.7%
Texas	92,665	7.7%	89,229	9.3%
New York	56,376	4.7%	53,396	5.6%
Florida	41,749	3.5%	31,519	3.3%
Michigan	39,498	3.3%	39,404	4.1%
Arizona	33,804	2.8%	24,419	2.6%
Alabama	32,538	2.7%	30,920	3.2%
Other	405,449	34.0%	346,242	36.2%

Total	$1,195,941	100.0%	$956,639	100.0%

     The following table sets forth the number and value of loans for various original terms for the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2007		2006
Original Term In Years	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
5 or less	28	$637	22	$197
6-10	1,972	36,993	1,675	32,270
11-12	231	5,624	199	4,836
13-15	6,260	187,623	5,223	154,824
16-20	12,826	750,423	10,494	594,596
21-25	1,275	70,526	1,098	52,122
26-30	1,824	144,115	1,589	117,794

Total	24,416	$1,195,941	20,300	$956,639

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     Delinquency statistics for the manufactured housing loan portfolio are as follows at December 31 (dollars in thousands):

	2007			2006
Days Delinquent	No. of	Principal	% of	No. of	Principal	% of
	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	268	$9,451	0.8%	248	$9,354	1.0%
61-90	84	3,496	0.3%	86	3,159	0.3%
Greater than 90	170	7,484	0.6%	131	5,416	0.6%
     The Company defines non-performing loans as those loans that are greater than 90 days delinquent in contractual principal payments. The average balance of non-performing loans was $5.8 million and $5.7 million for the years ended December 31, 2007 and 2006, respectively.
Note 5 — Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The Company has loan pools and debt securities that were acquired, for which there was at acquisition, evidence of deterioration of credit quality, and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loan pools and debt securities are accounted for under the provisions of SOP 03-3.
Loan Pools Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of loan pools acquired with evidence of deterioration of credit qualify was as follows at December 31 (in thousands):

	2007	2006
Outstanding balance	$29,383	$33,935
Carrying amount, net of allowance of $913 and $913, respectively	25,563	29,585
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

	2007	2006
Beginning balance	$16,731	$16,144
Accretion	(2,343)	(2,767)
Additions due to purchases during the period	—	—
Reclassifications from non-accretable yield	239	3,354
Disposals	—	—

Ending balance	$14,627	$16,731

     During the years ended December 31, 2007, 2006 and 2005, the Company increased the allowance by charges to the income statement of approximately $0, $485,000 and $428,000, respectively. No allowances were reversed during the years ended December 31, 2007, 2006 or 2005.
     During the years ended December 31, 2007 and 2006, there were no loans acquired for which it was probable at acquisition that all contractually required payments would not be collected.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of debt securities acquired with evidence of deterioration of credit quality was as follows at December 31 (in thousands):

	2007	2006
Outstanding balance	$8,616	$8,616
Carrying amount, net	3,524	3,632
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

	2006	2006
Beginning balance	$9,500	$10,329
Accretion	(638)	(678)
Additions due to purchases during the period	—	—
Reclassifications from non-accretable yield	17	(151)
Disposals	—	—

Ending balance	$8,879	$9,500

     During the year ended December 31, 2007 the Company did not recognize an other-than-temporary impairment. During the year ended December 31, 2006, the Company recognized an other-than-temporary impairment of $114,000. The Company did not recognize an other-than-temporary impairment during the year ended December 31, 2005.
     During the years ended December 31, 2007 and 2006, there were no debt securities acquired for which it was probable at acquisition that all contractually required payments would not be collected.
Note 6 — Allowance for Loan Losses
     The allowance for loan losses and related additions and deductions to the allowance for the years ended December 31 were as follows (in thousands):

	2007	2006	2005
Balance at beginning of period	$8,456	$10,017	$5,315
Provision for loan losses	8,739	7,069	12,691
Transfers from recourse liability	—	—	2,036
Gross charge-offs	(21,093)	(17,685)	(20,769)
Recoveries	11,780	9,055	10,744

Balance at end of period	$7,882	$8,456	$10,017

Note 7 — Servicing Rights
     Changes in servicing rights for the years ended December 31 were as follows (in thousands):

	2007	2006	2005
Beginning balance of servicing rights	$2,508	$3,103	$4,097
Servicing rights retained upon sale of loans	—	14	—
Loan portfolio repurchased	—	(108)	—
Impairment	—	(69)	—
Amortization	(362)	(432)	(994)

Balance of servicing rights at end of period	$2,146	$2,508	$3,103

     The Company services the manufactured housing loans it originates and holds in its loan portfolio as well as

Origen Financial, Inc.
Notes to Consolidated Financial Statements
manufactured housing loans it originated and securitized or sold with the servicing rights retained. The principal balances of manufactured housing loans serviced for others totaled approximately $0.6 billion, $0.6 billion and $0.7 billion at December 31, 2007, 2006 and 2005, respectively. The valuation allowance was approximately $69,000 as of both December 31, 2007 and 2006. There was no valuation allowance as of December 31, 2005.
     At December 31, 2007, the total projected amortization of the remaining servicing rights is approximately as follows: 2008 — $0.3 million; 2009 — $0.3 million; 2010 — $0.2 million; 2011 - $0.2 million; 2012 — $0.2 million and $0.9 million thereafter.
Note 8 — Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are summarized as follows at December 31 (in thousands):

	2007	2006
Furniture and fixtures	$2,273	$2,239
Leasehold improvements	903	900
Computer equipment	1,490	1,350
Capitalized software	1,890	1,623

	6,556	6,112
Accumulated depreciation	(3,582)	(2,599)

	$2,974	$3,513

     Depreciation expense was approximately $1,149,000, $1,032,000 and $864,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which

Origen Financial, Inc.
Notes to Consolidated Financial Statements
affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the years ended December 31, 2007, 2006 and 2005 the Company recognized no net ineffectiveness in interest expense and a net loss of $15,000, $1,000 and $0, respectively, in other non-interest income due to the ineffective portion of these hedges.
     For the years ended December 31, 2007, 2006 and 2005, the Company reclassified net gains of approximately $315,000 and net losses of approximately $55,000 and $375,000, respectively, attributable to previously terminated cash flow hedges, which have been recorded as a decrease or increase in interest expense. Net unrealized losses of approximately $20.0 million and $625,000 related to cash flow hedges were included in accumulated other comprehensive income as of December 31, 2007 and 2006, respectively. The Company expects to reclassify net gains of approximately $38,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income are expected to be reclassified into earnings by April 2018. As of December 31, 2007 and 2006 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated an asset of $0 and $121,000, respectively, and is included in other assets in the consolidated balance sheet and a liability of $20.4 million and $3.1 million, respectively, and is included in other liabilities in the consolidated balance sheet.
Derivatives Not Designated as Hedge Instruments
     As of December 31, 2007, the Company had three open interest rate swap contracts which were not designated as hedges. These interest rate swap contracts were entered into in connection with other interest rate swap contracts which are accounted for as cash flow hedges for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A, 2007-A and 2007-B securitizations. Change in the fair values of the interest rate swap contracts not designated and documented as hedges are recorded through earnings each period and are included in other non-interest income. During the years ended December 31, 2007 and 2006, the Company recognized net gains of approximately $65,000 and $24,000, respectively, related to changes in the fair values of these contracts. The fair value of these contracts at December 31, 2007 and 2006 was approximately $89,000 and $24,000, respectively, and is included in other assets in the consolidated balance sheet. The Company did not have any derivatives which were not designated as hedge instruments during the year ended December 31, 2005.
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
     On May 2, 2007, the Company completed a securitized financing transaction of approximately $200.4 million in

Origen Financial, Inc.
Notes to Consolidated Financial Statements
principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $184.4 million. Approximately $182.4 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On October 16, 2007, the Company completed a securitized financing transaction of approximately $140.0 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $126.7 million. Approximately $122.4 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On August 25, 2006, the Company completed a securitized financing transaction of approximately $224.2 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $200.6 million. Approximately $199.2 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     The total principal balance of loans serviced by the Company and which the Company has previously securitized and accounted for as a sale was approximately $113.6 million and $127.9 million at December 31, 2007 and 2006, respectively. Delinquency statistics (including repossessed inventory) on those loans are as follows at December 31 (dollars in thousands):

	2007			2006
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	103	$3,937	3.5%	123	$4,659	3.6%
61-90	37	1,242	1.1%	42	1,705	1.3%
Greater than 90	82	3,373	3.0%	81	3,293	2.6%
Note 11 — Debt
     Total debt outstanding was as follows at December 31 (in thousands):

	2007	2006
Warehouse financing	$173,072	$131,520
Securitization financing	884,650	685,013
Repurchase agreements	17,653	23,582
Notes payable — related party	14,593	—
Notes payable — servicing advances	—	2,185

	$1,089,968	$842,300

Warehouse Financing — Citigroup
     The Company, through its operating subsidiary Origen Financial L.L.C., previously had a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in August 2007, the Company pledged loans as collateral and in turn was advanced funds. The facility had a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility included a $55 million supplemental advance amount collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B, 2006-A, 2007-A and 2007-B securitizations. The outstanding balance on the facility was approximately $173.1 million and $131.5 million at December 31, 2007 and 2006, respectively. At December 31, 2007 all financial covenants were met. The warehouse facility matured in March 2008 and was paid off in full. The expiration of the supplemental advance facility has been extended through June 13, 2008. (See Note 21 — “Subsequent Events” for further discussion.)
Securitization Financing — 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are

Origen Financial, Inc.
Notes to Consolidated Financial Statements
stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $95.8 million and $113.4 million at December 31, 2007 and 2006, respectively.
Securitization Financing — 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $96.3 million and $114.4 million at December 31, 2007 and 2006, respectively.
Securitization Financing — 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $108.3 million and $128.7 million at December 31, 2007 and 2006, respectively.
Securitization Financing — 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $118.5 million and $137.5 million at December 31, 2007 and 2006, respectively.
Securitization Financing — 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 15, 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $169.4 million and $191.0 at December 31, 2007 and 2006, respectively.
Securitization Financing — 2007-A Securitization
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance

Origen Financial, Inc.
Notes to Consolidated Financial Statements
of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2007-A securitization notes was approximately $171.6 million and $0 at December 31, 2007 and 2006, respectively.
Securitization Financing — 2007-B Securitization
     On October 16, 2007, the Company completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest at one month LIBOR plus 120 basis points and have a contractual maturity date of September 2037. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The outstanding balance on the 2007-B securitization notes was approximately $124.8 million and $0 at December 31, 2007 and 2006, respectively.
Repurchase Agreements — Citigroup
     The Company had entered into four repurchase agreements with Citigroup. Three of the repurchase agreements are for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement is for the purpose of financing a portion of the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements, the Company sells its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. Prior to June 30, 2007, the securities were financed at an amount equal to 75% of their value as determined by Citigroup. As of December 31, 2007, the securities were financed at an amount equal to 65%-75% of their value as determined by Citigroup. Typically the repurchase agreements are rolled over for 30 day periods when they expire. The annual interest rates on the agreements are equal to LIBOR plus a spread. The repurchase agreements had outstanding principal balances of approximately $12.7 million, $1.5 million, $1.7 million and $1.8 million, respectively, at December 31, 2007 and $16.8 million, $1.7 million, $2.1 million and $3.0 million, respectively, at December 31, 2006. In February 2008 these repurchase agreements were not renewed (See Note 3 — “Investments” and Note 21 — “Subsequent Events” for further discussion).
Notes Payable — Related Party
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $15 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of one of the Company’s principal stockholders (the “Bridge Financing”). The Lender is a grantor revocable trust established by William M. Davidson as the grantor. Mr. Davidson is the sole member of Woodward Holding, LLC, which owns approximately 6.8% of the Company’s common stock. The sole manager of Woodward Holding, LLC is the Chairman of the Origen Board of Directors. The Bridge Financing includes a senior secured promissory note (the “Note”) and a senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note are each one-year secured notes bearing interest at 8% per year and are secured by a portion of the Company’s rights to receive servicing fees on its loan servicing portfolio. The Note, which has an original principal amount of $10 million, and the Convertible Note, which has an original principal amount of $5 million, are each due on September 11, 2008. The term of the Note and the Convertible Note may be extended up to 120 days with the payment of additional fees. The Convertible Note may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $6.237 per share. In connection with the Bridge Financing, the Company issued a stock purchase warrant to the Lender. The stock purchase warrant is a five-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.16 per share. The Note and the Convertible Note had an aggregate outstanding balance of $14.6 million at December 31, 2007, net of the unamortized discount related to the fair value of the warrants. There was no outstanding balance at December 31, 2006.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Notes Payable — Servicing Advances
     The Company previously had a revolving credit facility with JPMorgan Chase Bank, N.A. Under the terms of the facility, which was terminated by the Company in September 2007, the Company could borrow up to $4.0 million for the purpose of funding required principal and interest advances on manufactured housing loans that were serviced for outside investors. Borrowings under the facility were repaid upon the collection by the Company of monthly payments made by borrowers under such manufactured housing loans. The bank’s prime interest rate was payable on the outstanding balance. To secure the loan, the Company had granted JPMorgan Chase a security interest in substantially all its assets excluding securitized assets. All liens were released as of the termination of the facility. The outstanding balance on the facility at December 31, 2006 was $2.2 million.
     The average balance and average interest rate of outstanding debt was as follows at December 31 (dollars in thousands):

	2007		2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing — Citigroup (1)	$170,002	7.2%	$120,649	7.0%
Securitization financing — 2004-A securitization	104,871	5.7%	126,655	5.4%
Securitization financing — 2004-B securitization	106,089	5.7%	125,849	5.5%
Securitization financing — 2005-A securitization	118,918	5.4%	139,842	5.2%
Securitization financing — 2005-B securitization	128,903	5.8%	146,178	5.7%
Securitization financing — 2006-A securitization	181,267	6.0%	69,158	6.0%
Securitization financing — 2007-A securitization	119,196	5.9%	—	—
Securitization financing — 2007-B securitization	26,561	6.9%	—	—
Repurchase agreements — Citigroup	20,811	6.1%	23,582	5.9%
Notes payable — related party (2)	4,433	12.9%	—	—
Notes payable — servicing advances (3)	129	14.0%	447	9.4%

(1)	Included facility fees.

(2)	Includes the amortization of the fair value of the related stock purchase warrants.

(3)	Includes non-use fees.
     At December 31, 2007, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2008 — $294.8 million; 2009 — $158.6 million; 2010 — $97.3 million; 2011 — $83.2 million; 2012 — $71.0 million and $385.1 million thereafter.
Note 12 — Employee Benefits
     The Company maintains a 401(k) plan covering substantially all employees who meet certain minimum requirements. Participating employees can make salary contributions to the plan up to Internal Revenue Code limits. The Company matches $1.00 for each dollar contributed by each eligible participant in the plan up to the first 1% of each eligible participant’s annual compensation and $0.50 for each dollar contributed by each eligible participant in the plan up to the next 5% of each eligible participant’s annual compensation. The Company’s related expense was approximately $350,000, $333,000 and $151,000, respectively for the years ended December 31, 2007, 2006 and 2005.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 13 —Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or non-vested stock grants. As of December 31, 2007, approximately 218,000 shares of common stock remained available for issuance, as either stock options or non-vested stock grants, under the plan. The compensation cost that has been charged against income for those plans was $1.6 million, $1.7 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Stock Options
     Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s equity incentive plan, and options that have been issued to date generally vested over a two-year period, have 10-year contractual terms and a 5-year expected option term. The Company does not pay dividends or make distributions on unexercised options. As of December 31, 2007 there was $14,000 of total unrecognized compensation cost related to stock options granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.0 year.
     There were no stock options granted during the years ended December 31, 2007, 2006 or 2005. No stock options were exercised during the years ended December 31, 2007, 2006 or 2005. The following table summarizes the activity relating to the Company’s stock options for the year ended December 31, 2007:

		Weighted	Weighted
		Average	Average Remaining
	Number of	Exercise	Contractual
	Options	Price	Term
Options outstanding at January 1, 2007	243,500	$10.00	7.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	(41,500)	$10.00	6.5

Options outstanding at December 31, 2007	202,000	$10.00	5.9

Options exercisable at December 31, 2007	202,000	$10.00	5.9

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity incentive plan for the year ended December 31, 2005. Note that the pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during those periods. Disclosures for 2007 and 2006 are not presented below because share-based payments have been accounted for under SFAS 123(R)’s fair-value method. For purposes of this pro forma disclosure, the value of the options is estimated using a binomial option-pricing model.

Year Ended
December 31, 2005
Net loss available to common shareholders	$(2,675)
Stock option compensation cost	$(21)

Pro forma net loss available to common shareholders	$(2,696)

Basic loss per share as reported	$(0.11)

Pro forma basic loss per share	$(0.11)

Diluted loss per share as reported	$(0.11)

Pro forma diluted loss per share	$(0.11)

Origen Financial, Inc.
Notes to Consolidated Financial Statements
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
     The Company recognizes compensation expense for outstanding non-vested stock awards over their vesting periods for an amount equal to the fair value of the non-vested stock awards at grant date. As of December 31, 2007 there was $3.0 million of total unrecognized compensation cost related to non-vested stock awards granted under the equity incentive plan. That cost is expected to be recognized over a weighted-average period of 2.8 years
     The following table summarizes the activity relating to the Company’s non-vested stock awards for the twelve months ended December 31, 2007:

		Weighted
	Number of	Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Non-vested at January 1, 2007	661,843	$6.48
Granted	157,000	6.60
Vested	(207,359)	6.68
Forfeited	(5,567)	6.66

Non-vested at December 31, 2007	605,917	$6.45

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
     On May 6, 2004, the Company completed an initial public offering of 8.0 million shares of its common stock. In June 2004 the underwriters of the initial public offering purchased an additional 625,900 shares of the Company’s common stock pursuant to an underwriter’s over-allotment option. Net proceeds from these transactions were $72.2 million after discount and expenses.
     In September 2005, the Securities and Exchange Commission declared effective the Company’s shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock the Company may sell under the registration statement from time to time, the Company has registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. The Company sold 50,063 shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during the year ended December 31, 2007, at the price of the Company’s common stock prevailing at the time of each sale. The Company received proceeds, net of commissions, of $296,000 during the year ended December 31, 2007, as a result of these sales. There were no sales under this agreement during the years ended December 31, 2006 or 2005.
     In conjunction with the Bridge Financing (See Note 11) the Company issued a stock purchase warrant to the Lender (as defined in Note 11). The stock purchase warrant is a five-year warrant to purchase 500,000 shares of the

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     Company’s common stock at an exercise price of $6.16 per share. The warrant expires on September 11, 2012. As of September 11, 2007, the warrants are valued at $587,000 using a Cox, Ross and Rubinstein lattice based pricing model. This amount has been recorded as an increase in additional paid-in-capital and as a discount on notes payable in the Company’s consolidated balance sheet. The amortization of the discount will be recorded as an increase in interest expense over the life of the notes payable. Interest expense of $180,000 was recorded during the year ended December 31, 2007 as a result of the amortization of the fair value of the stock purchase warrant.
     Data pertaining to the Company’s grants of non-vested shares awarded to certain directors, officers and employees under the Company’s equity incentive plan for the years ended December 31, 2007, 2006 and 2005 are as follows:

Grant Date	Shares Granted	Grant Date Fair Value per share
May 8, 2007	46,500	$7.06
August 29, 2007	110,500	$6.41

June 15, 2006	215,000	$6.15
July 14, 2006	175,000	$6.16
December 28, 2006	80,000	$6.31

May 8, 2005	299,000	$7.21
October 26, 2005	5,000	$7.06
     There were stock award share forfeitures of 5,567, 8,501 and 8,334 during the years ended December 31, 2007, 2006 and 2005, respectively. There were 207,359, 222,669 and 254,160 stock award shares vested during the years ended December 31, 2007, 2006 and 2005, respectively. Compensation expense related to these stock awards is being recognized over their estimated service period. Compensation cost recognized for the non-vested stock awards was approximately $1.6 million, $1.7 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Compensation expense to be recognized related to these awards over the next twelve months is expected to be approximately $1.2 million.
     Data pertaining to the Company’s distributions declared and paid to common stockholders during the years ended December 31, 2007, 2006 and 2005 are as follows:

			Distribution per
Declaration Date	Record Date	Date Paid	Share	Total Distribution
				(thousands)
March 1, 2007	March 26, 2007	April 2, 2007	$0.04	$1,035
May 3, 2007	May 18, 2007	May 31, 2007	$0.06	$1,552
July 31, 2007	August 16, 2007	August 31, 2007	$0.08	$2,070
October 22, 2007	November 19, 2007	November 31, 2007	$0.09	$2,341

April 27, 2006	May 19, 2006	May 31, 2006	$0.03	$761
August 7, 2006	August 18, 2006	August 31, 2006	$0.03	$773
November 2, 2006	November 13, 2006	November 30, 2006	$0.03	$773

March 14, 2005	March 24, 2005	March 31, 2005	$0.04	$1,008
April 27, 2005	May 25, 2005	May 31, 2005	$0.06	$1,528
July 18, 2005	August 22, 2005	August 31, 2005	$0.06	$1,528
October 26, 2005	November 21, 2005	November 30, 2005	$0.06	$1,528
Note 15 — Income Taxes
     The Company’s provision for income taxes was $60,000 and $24,000 for the years ended December 31, 2007 and 2006, and related to current income taxes. The Company had no provision for income taxes during the year ended December 31, 2005.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Amortization of intangibles	$3,788	$751
Net operating loss carryforwards	1,370	1,000
Other	461	300

Gross deferred tax assets	5,619	2,051
Less: valuation allowance	(5,245)	(419)

	374	1,632

Deferred tax liabilities
Amortization of intangibles	371	1,354
Other	3	278

	374	1,632

Net deferred tax asset	$—	$—

     The Company recognizes all of its deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the net operating loss carryforwards and other deferred tax assets will be realized. The Company recorded a valuation allowance of $5.2 million and $0.4 million as December 31, 2007 and 2006, respectively, associated with the amortization of intangibles and net operating loss carryforwards for which management believes, based on the available evidence, is more likely than not that the Company will not realize the benefit. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its remaining deferred tax assets. As of December 31, 2007 the Company’s total net operating loss carryforwards were approximately $4.0 million and are scheduled to expire in 2023 through 2026.
     For income tax purposes, distributions paid to common stockholders consist of ordinary income and return of capital. Distributions paid were taxable as follows for the years ended December 31 (dollars in thousands):

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$6,997	100.0%	$2,182	94.5%	$1,242	22.2%
Return of capital	—	0.0%	127	5.5%	4,350	77.8%

	$6,997	100.0%	$2,309	100.0%	$5,592	100.0%

     A portion of the Company’s income from a qualified REIT subsidiary that would otherwise be classified as a taxable mortgage pool, may be treated as “excess inclusion income,” which would be subject to the distribution requirements that apply to the Company and could therefore adversely affect its liquidity. Generally, a stockholder’s share of excess inclusion income would not be allowed to be offset by any operating losses otherwise available to the stockholder. Tax exempt entities that own shares in a REIT must treat their allocable share of excess inclusion income as unrelated business taxable income. Any portion of a REIT dividend paid to foreign stockholders that is allocable to excess inclusion income will not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income. For the year ended December 31, 2007, approximately 3.5% of distributions paid represented excess inclusion income.
Note 16 — Liquidity Risks and Uncertainties
     The risks associated with the Company’s business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For the Company’s finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future

Origen Financial, Inc.
Notes to Consolidated Financial Statements
impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect the Company’s financial condition, results of operations and liquidity. We bear the risk of delinquency and default on securitized loans in which we have a residual or retained ownership interest. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in sales or securitizations if the loan materially violates our representations or warranties. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, resulting in higher-than-anticipated losses, our servicing rights may be terminated, which would result in a loss of future servicing income.
     The availability of sufficient sources of capital to allow the Company to continue its operations is dependent on numerous factors, many of which are outside its control. Relatively small amounts of capital are required for the Company’s ongoing operations and cash generated from operations should be adequate to fund the continued operations.
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
     The Company’s supplemental advance facility expired in March 2008 and has been extended until June 13, 2008. As of March 14, 2008, $46 million was outstanding under the supplemental advance facility. As of March 14, 2008, $15 million was outstanding under the Bridge Financing described under “Item 1 — Business — Recent Developments — Bridge Financing”). The Company is seeking alternative means to satisfy its obligations under these facilities, which may include cash from operations, asset sales, re-financing arrangements, and issuances of convertible debt or equity.
     The Company’s audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that the Company will continue its operations as a going concern. The Company’s registered independent accountants in their audit report have expressed substantial doubt about the Company’s ability to continue as a going concern. Continued operations depend on the Company’s ability to meet its existing debt obligations. Based on the intrinsic value of the Company’s assets and discussions the Company has had with third parties about possible strategic alternatives, the Company believes it will be able to raise the additional funds it needs on a timely basis, but such funds may not be available or may not be available on reasonable terms.
Note 17 — Lease Commitments
     The Company leases office facilities and equipment under leasing agreements that expire at various dates. These leases generally contain scheduled rent increases or escalation clauses and/or renewal options. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms at December 31, 2007 were as follows (in thousands):

2008	$1,126
2009	1,124
2010	1,027
2011	796
2012	197
Thereafter	—

Total	$4,270

     For the years ended December 31, 2007, 2006 and 2005, rental and operating lease expense amounted to approximately $1.4 million, $1.3 million and $1.1 million, respectively. The Company did not pay any contingent rental expense and received $0.1 million in sublease income during the year ended December 31, 2007. The Company did not pay any contingent rental expense nor receive any sublease income during the years ended December 31, 2006 and 2005.
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
     The following table shows the carrying amount and estimated fair values of the Company’s financial instruments

Origen Financial, Inc.
Notes to Consolidated Financial Statements
at December 31 (in thousands):

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents (1)	$10,791	$10,791	$2,566	$2,566
Restricted cash (1)	16,290	16,290	15,412	15,412
Investments (2)	32,393	33,148	41,538	41,538
Loans receivable (3)	1,193,916	1,144,039	950,226	990,237
Servicing rights (4)	2,146	2,846	2,508	2,508
Liabilities
Warehouse financing (5)	173,072	173,072	131,520	131,520
Securitization financing (6)	884,650	874,107	685,013	675,483
Repurchase agreements (5)	17,653	17,653	23,582	23,582
Note payables — related party (5)	14,593	14,593	—	—
Note payables — servicing advances (5)	—	—	2,185	2,185
Accounts payable and accrued expenses (7)	45,843	45,843	26,303	26,303

(1)	The carrying amounts for cash and cash equivalents and restricted cash are reasonable estimates of their fair value.

(2)	The fair value of the Company’s investments is based on market prices for investments classified as available-for-sale. The fair value of investments classified as held-to-maturity and investments accounted for under the provisions of SOP 03-3 is based on the discounted value of the remaining principal and interest cash flows.

(3)	The fair value of the Company’s loans receivable is based on the discounted value of the remaining principal and interest cash flows.

(4)	The fair value of the Company’s servicing rights is based on internal evaluation based on the discounted value of remaining servicing rights cash flows.

(5)	The fair value of the Company’s debt, other than securitization financing, is based on its carrying amount.

(6)	The fair value of the Company’s securitization financing is estimated using quoted market prices for the exact or similar securities.

(7)	Due to their short maturity, accounts payable and accrued expense carrying values approximate fair value.
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
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $30.6 million and $20.7 million in manufactured housing loans for Sun Home as of December 31, 2007 and 2006, respectively. Servicing fees paid by Sun Home to Origen Servicing, Inc. were approximately $0.4 million, $0.3 million and $0.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company has agreed to fund loans that meet Sun Home’s underwriting guidelines and then transfer those loans to Sun Home pursuant to a commitment fee arrangement. The Company recognizes no gain or loss on the transfer of these loans. The Company funded approximately $13.2 million, $8.0 million and $7.2 million in loans and transferred approximately $13.3 million, $7.9 million and $7.2 million in loans under this agreement during the three years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized fee income under this agreement of approximately $182,000, $160,000 and $94,000 for the years ended December 31, 2007, 2006 and 2005.
     Sun Home has purchased certain repossessed houses owned by the Company and located in manufactured housing communities owned by Sun Communities, subject to Sun Home’s prior approval. Under this agreement, the Company sold to Sun Home approximately $1.1 million, $1.2 million and $2.1 million of repossessed houses during years ended December 31, 2007, 2006 and 2005, respectively. This program allows the Company to further enhance recoveries on repossessed houses and allows Sun Home to retain houses for resale in its communities.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     During the year ended December 31, 2006, Origen Financial L.L.C. repurchased approximately $4.2 million in loans from Sun Homes. The purchase price, which included a premium of approximately $20,000, approximated fair value. The Company did not purchase any loans from Sun Communities or its affiliates during the years ended December 31, 2007 and 2005.
     The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of the Company, owns less than a 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of the Company’s common stock, beneficially owns an approximate 14% interest in the landlord entity. The Company recorded rental expense for these offices of approximately $567,000, $465,000 and $408,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $15 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04, an affiliate of William M. Davidson, one of the Company’s principal stockholders. See Note 11 — “Debt” under the subheading “Notes Payable — Related Party” for further discussion of this arrangement.
Note 20 — Selected Quarterly Financial Data (UNAUDITED)
     Selected unaudited quarterly financial data for 2007 is as follows (in thousands, except share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
Net interest income before loan losses	$7,943	$8,028	$8,494	$7,904
Provision for loan losses	2,954	2,191	1,806	1,788
Non interest income	6,112	5,632	5,403	4,893
Non interest expense	50,129	8,690	9,266	9,292
Net income (loss) before income taxes	(39,028)	2,779	2,825	1,717
Income tax expense (benefit)	103	(51)	(4)	12
Net income (loss)	(39,131)	2,830	2,829	1,705
Earnings (losses) per common share — basic and diluted (1)	$(1.54)	$0.11	$0.11	$0.07
     Selected unaudited quarterly financial data for 2006 is as follows (in thousands, except share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
Net interest income before loan losses and impairment	$8,053	$7,356	$7,775	$7,613
Provision for loan losses and impairment	2,630	1,598	1,201	2,125
Non interest income	5,037	4,362	4,209	4,179
Non interest expense	8,403	8,366	8,779	8,533
Net income before income taxes and cumulative effect of change in accounting principle	2,057	1,754	2,004	1,134
Income tax expense	24	—	—	—
Net income before cumulative effect of change in accounting principle	2,033	1,754	2,004	1,134
Cumulative effect of change in accounting principle	—	—	—	46
Net income	2,033	1,754	2,004	1,180
Earnings per common share before cumulative effect of change in accounting principle — basic and diluted (1)	$0.08	$0.07	$0.08	$0.05
Earnings per common share — basic and diluted (1)	$0.08	$0.07	$0.08	$0.05

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
Note 21 — Subsequent Events
     In February 2008 the Company’s four outstanding repurchase agreements with Citigroup were not renewed (See Note 11 — “Debt”). To satisfy the obligations due Citigroup under these agreements, the Company sold one of its asset backed securities which was financed through one of the repurchase agreements. The asset backed security that was sold had a carrying value of $22.5 million as of the February 2008 sale date. Proceeds of $22.5 million were primarily used to repay $19.6 million outstanding under the repurchase agreements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     On March 14, 2008, the Company’s warehouse financing facility with Citigroup matured. The Company completed a sale of its unsecuritized manufactured whole loan portfolio, the proceeds of which were used primarily to pay off the warehouse financing facility. The Company recorded a loss, net of related allowance for loan losses, of approximately $20.7 million as a result of this loan sale. Additionally, as a result of the loan sale, the Company no longer expects to complete its anticipated 2008-A securitization and has discontinued hedge accounting for the two interest rate swaps accounted for as hedges of the anticipated 2008-A transaction. The interest rate swap agreements were terminated on March 14, 2008 and a loss of $4.2 million was recorded in the Company’s first quarter 2008 earnings.
     Because of the absence of a profitable exit in the securitization market and reduced pricing in the whole loan market, in March 2008 the Company suspended originating loans for its own account until these markets recover.
     On March 14, 2008, the Company’s supplemental advance credit facility secured by a pledge of the Company’s residual interests in its securitizations was extended until June 13, 2008. As of March 14, 2008, the amount outstanding under such facility was $46 million.
     On March 13, 2008, the Company decreased its work force by 16% to reduce costs that were associated with originating loans for its own account.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
     Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in our filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, in order to allow timely decisions regarding required disclosures.
Management’s Report on Internal Controls Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included in this annual report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     None.
PART III
     The information required by Items 10-14 will be included in our proxy statement for our 2008 Annual Meeting of Shareholders, and is incorporated by reference herein.

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
Date: March 17, 2008

ORIGEN FINANCIAL, INC., a Delaware corporation
By:	/s/ Ronald A. Klein
Ronald A. Klein, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald A. Klein Ronald A, Klein	Chief Executive Officer and Director	March 17, 2008

/s/ W. Anderson Geater, Jr. W. Anderson Geater, Jr.	Chief Financial Officer and Principal Accounting Officer	March 17, 2008

/s/ Paul A. Halpern Paul A. Halpern	Chairman of the Board	March 17, 2008

/s/ Robert S. Sher Robert S. Sher	Director	March 17, 2008

/s/ Gary A. Shiffman Gary A. Shiffman	Director	March 17, 2008

/s/ Michael J. Wechsler Michael J. Wechsler	Director	March 17, 2008

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing

1.1	Sales Agreement dated August 29, 2005 between Origen Financial, Inc., and Brinson Patrick Securities Corporation	(1)

3.1.1	Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc., filed October 7, 2003, and currently in effect	(2)

3.1.2	Certificate of Designations for Origen Financial, Inc.’s Series A Cumulative Redeemable Preferred Stock	(2)

3.2.1	By-laws of Origen Financial, Inc.	(3)

3.2.2	Amendments to the Bylaws of Origen Financial, Inc. effective December 15, 2006	(4)

4.1	Form of Common Stock Certificate	(2)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(2)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen Financial, Inc. and DB Structured Finance Americas, LLC	(2)

4.4	Form of Senior Indenture	(1)

4.5	Form of Subordinated Indenture	(1)

4.6	Stock Purchase Warrant dated September 11, 2007 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

4.7	Registration Rights Agreement dated September 11, 2007 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.1	2003 Equity Incentive Plan of Origen Financial, Inc.#	(2)

10.2	First Amendment to 2003 Equity Incentive Plan of Origen Financial, Inc.#	(5)

10.3	Form of Non-Qualified Stock Option Agreement#	(2)

10.4	Form of Restricted Stock Award Agreement#	(2)

10.5	Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(6)

10.6	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(7)

10.7	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(7)

10.8	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(7)

10.9	Employment Agreement between Origen Financial, Inc., Origen Financial L.L.C. and Benton Sergi#	(8)

10.10	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(2)

10.11	Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.12	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.13	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(2)

10.14	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(2)

10.15	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(2)

Exhibit		Method of
Number	Description	Filing

10.16	Origen Financial, Inc. Retention Plan dated June 15, 2006	(11)

10.17	Senior Secured Loan Agreement dated September 11, 2007 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.18	Security Agreement dated September 11, 2007 among Origen Financial L.L.C., Origen Servicing, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.19	Senior Secured Promissory Note dated September 11, 2007 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

10.20	Senior Secured Convertible Promissory Note dated September 11, 2007 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

10.21	Guaranty dated September 11, 2007 issued by Origen Servicing, Inc. and Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

21.1	List of Origen Financial, Inc.’s Subsidiaries	(13)

23.1	Consent of Grant Thornton LLP	(13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Financial, Inc. Board of Directors	(2)

99.2	Charter of the Compensation Committee of the Origen Financial, Inc. Board of Directors	(2)

99.3	Charter of the Nominating and Governance Committee of the Origen Financial, Inc. Board of Directors	(2)

99.4	Charter of the Executive Committee of the Origen Financial, Inc. Board of Directors	(2)

99.5	Corporate Governance Guidelines	(2)

99.6	Code of Business Conduct	(2)

99.7	Financial Code of Ethics	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33-127931.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2006.

(5)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(6)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 14, 2006

(7)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 28, 2006

(8)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(9)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(11)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated June 15, 2006.

(12)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated September 11, 2007.

(13)	Filed herewith.

#	Management contract or compensatory plan or arrangement.