Form 10-K/A
period 2007-12-31
ORIGEN FINANCIAL INC
filed 2008-04-29
CIK 1268039

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     As of June 29, 2007, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $119,175,698 (computed by reference to the closing sales price of the Registrant’s common stock as of June 29, 2007 as reported on the Nasdaq National Market). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.
     As of April 18, 2008, there were 26,002,748 shares of the Registrant’s common stock issued and outstanding.
     EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”) is filed to amend Part III, Items 10, 11, 12, 13 and 14, and Part IV, Item 15. Except as otherwise described above, no other changes have been made to the Annual Report. This Amendment does not otherwise attempt to update the information set forth in the Annual Report.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding our executive officers and directors is set forth below.

Name	Age	Office
Paul A. Halpern	54	Chairman of the Board
Ronald A. Klein	50	Chief Executive Officer and Director
Richard H. Rogel	59	Director
Gary A. Shiffman	53	Director
Michael J. Wechsler	68	Director
Robert S. Sher	69	Director
J. Peter Scherer	58	President and Head of Operations
W. Anderson Geater, Jr.	59	Chief Financial Officer and Secretary
Mark W. Landschulz	43	Executive Vice President, Portfolio Management
Laura Campbell	38	Senior Vice President, Human Resources
Paul J. Galaspie	46	Senior Vice President and Chief Information Officer
Benton E. Sergi	46	Senior Vice President, Operations
Brett Thomas	45	Senior Vice President, Servicing
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
     Ronald A. Klein has served as a director and the Chief Executive Officer since August 2003. He is a member of the Executive Committee. Mr. Klein joined Origen Financial L.L.C.’s predecessor, Bingham Financial Services Corporation, in February 1999 and currently serves as Origen Financial L.L.C.’s sole manager and its Chief Executive Officer. From 1999 until Origen’s formation, Mr. Klein served as a director and as Chief Executive Officer and President of Bingham Financial Services Corporation. In addition, he has served as the Managing Director of Equity Growth L.L.C., a private real estate investment company, since 1994. From 1990 to 1994, Mr. Klein served as Executive Vice President of Alaron Inc., an international distributor of consumer electronics. From 1985 until joining Alaron Inc., Mr. Klein was a member of the Chicago Board Options Exchange. Mr. Klein has also served as the Managing Director of a financial derivatives trading firm and, before 1985, he was engaged in the private practice of law.
     Richard H. Rogel has been a director and a member of the Audit Committee, Compensation Committee and the Executive Committee since August 2003. Mr. Rogel previously served as a director and member of the Audit Committee for Aldabra II, a special purpose acquisition corporation, from February 1, 2007 to February 22, 2008, at which time Aldabra II merged with Boise Paper. Mr. Rogel also served as a director of CoolSavings, Inc., a publicly-traded online direct marketing and media company, from 1996 to 2005, serving as its Chairman of the Board from July 2001 to December 2005 and as the Chairman of its Audit Committee from 1998 to 2005. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel has previously served as President of the University of Michigan Alumni Association and Chairman of the University of Michigan’s Business School Development Advisory Board. Currently, Mr. Rogel is Chairman of the University of Michigan's Michigan Difference Campaign. He also serves on various University of Michigan committees, including the President’s Advisory Committee.
     Gary A. Shiffman has been a director since August 2003. Mr. Shiffman served on the Compensation Committee from February 2007 until April 2007. Mr. Shiffman was a manager of Origen Financial L.L.C. from its formation in 2001 until December 2003. Mr. Shiffman has served as Chief Executive Officer and as a director of Sun Communities, Inc., a publicly-traded owner and operator of manufactured housing communities, since 1998. He has served as Chairman of the Board since March 2000.

     Michael J. Wechsler has been a director and has served as a member of the Compensation Committee, the Nominating and Governance Committee and an alternate member of the Executive Committee since August 2003. He has been the Chairman of the Compensation Committee since April 2007. He served as a member of the Audit Committee from April 2006 to April 2007. Since April 2007, Mr. Wechsler has served as Managing Director of the Centerline Financial Group division of Centerline Capital Group, a subsidiary of Centerline Holding Company. Formerly known as CharterMac, Centerline Holding Company is a publicly-traded real estate financial services company. From October 2003 until April 2007, Mr. Wechsler served as Executive Vice President, Credit of CharterMac. Mr. Wechsler served as Chief Operating Officer of the Related Companies, L.P., from 1987 until 1997 and as Chief Credit Officer of Related Companies, L.P., from 1997 until 2003. The Related Companies, L.P., is a major developer of multi-family affordable housing nationwide, one of the largest owners of multi-family dwellings in the country and a leading syndicator of residential real estate financed with Low Income Housing Tax Credits in the United States. Prior to joining the Related Companies, L.P., Mr. Wechsler held various positions in the Real Estate Division of Chemical Bank for over 20 years. His last position was as Senior Vice President and Managing Director, with overall responsibility for the Real Estate Division’s administration and lending activities in twenty-five states and New York City.
     Robert S. Sher has been a director since April 2007. Since his appointment, he has served as Chairman of the Audit Committee and a member of both the Compensation Committee and the Nominating and Governance Committee. Since 2004, Mr. Sher, a certified public accountant, has been the President and principal of Robert S. Sher & Associates, a real estate and business consulting firm. Since 2004, Mr. Sher has served on the Board of Directors and Audit Committees of both Uniprop Manufactured Housing Communities Income Fund and Uniprop Manufactured Housing Communities Income Fund II, each of which is a publicly-traded limited partnership that owns and operates manufactured housing communities. From 1970 to 2004, Mr. Sher served as the Chief Financial Officer of Schostak Brothers & Co., Inc., a full-service real estate company located in southeast Michigan providing management, development, leasing, office, industrial and marketing services. During his tenure with Schostak Brothers, Mr. Sher also served as Vice Chairman of the Board and Executive Vice President. Prior to joining Schostak Brothers, Mr. Sher practiced public accountancy with an accounting firm for six years and was a partner when he left the firm. He served as a member of the AICPA Life Insurance Trust from 1999 to 2002 and as its Chairman from 2002 to 2005. He is currently the Treasurer of the AICPA Foundation. Mr. Sher is also a member of the Michigan State Board of Accountancy, which is responsible for the certification and licensure of certified public accountants in Michigan. He also serves on the boards, the finance committees and the audit committees of various charitable and community organizations.
     J. Peter Scherer has served as Origen’s President and Head of Operations since August 2003. Mr. Scherer joined Origen Financial L.L.C.’s predecessor, Bingham Financial Services Corporation, in December 1999 and currently serves as President and Head of Operations of Origen Financial L.L.C. From 1999 until Origen’s formation, Mr. Scherer served as Chief Operating Officer of Bingham Financial Services Corporation. From 1984 through 1998, Mr. Scherer served in various capacities at The Taubman Company, including most recently as Senior Vice President and Chairman of its Asset Management Group. From 1976 to 1980 and from 1980 to 1984, Mr. Scherer was an attorney with American Motors Corporation and Volkswagen of America, Inc., respectively. Prior to joining American Motors Corporation, Mr. Scherer was engaged in the private practice of law.
     W. Anderson Geater, Jr. has served as Origen’s Chief Financial Officer since August 2003 and as its Secretary since January 2004. Mr. Geater joined Origen Financial L.L.C.’s predecessor, Bingham Financial Services Corporation, in April 2000 and currently serves as Chief Financial Officer of Origen Financial L.L.C. From 2000 until Origen’s formation, Mr. Geater served as Chief Financial Officer and Treasurer of Bingham Financial Services Corporation. From April 1994 through April 2000, Mr. Geater served as Chief Financial Officer and Chief Administrative Officer of Univest Financial Services Holdings, L.L.C., and Central Park Capital, L.L.C. He also served as Chief Operating Officer of First Mortgage Strategies Group, Inc., from 1991 to 1993, and as Director of Financial Services for Pannell Kerr Forster, a public accounting firm, from 1990 to 1991. From 1975 to 1990, Mr. Geater served as Executive Vice President and Chief Financial Officer of Leader Federal Bank for Savings. Prior to joining Leader Federal Bank for Savings, Mr. Geater was an audit supervisor with the public accounting firm of KPMG Peat Marwick.
     Mark Landschulz has served as Origen’s Executive Vice President of Portfolio Management since August 2003. Mr. Landschulz joined Origen Financial L.L.C.’s predecessor in February 2000, and currently serves as Executive Vice President of Portfolio Management of Origen Financial, L.L.C. Prior to serving as Executive Vice President, Mr. Landschulz was the Chief Financial Officer of Origen Financial L.L.C. From 1997 to 2000, Mr. Landschulz was the founding principal of Landworks Enterprises, a private consulting practice. Prior to founding Landworks Enterprises, Mr. Landschulz served as Senior Vice President for Knutson Mortgage Corporation from April 1996 to December 1996. From February 1990 to April 1996, Mr. Landschulz served as a director and Vice President of GE Capital Mortgage. From 1988 to 1990, he served as Chief Financial Officer of a Fannie Mae approved seller/servicer, regional mortgage banking firm.

     Laura Campbell has served as Origen’s Senior Vice President of Human Resources since September 2004. From August 2003 to September 2004, Ms. Campbell held the title of Vice President of Human Resources of Origen. Ms. Campbell joined Origen Financial L.L.C.’s predecessor in November 1999. Prior to joining Origen’s predecessor, Ms. Campbell served for five years as Vice President of Human Resources for DMR Financial Services, a residential and commercial mortgage lender based in Michigan.
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
     Benton E. Sergi has served as Origen’s Senior Vice President of Operations since August 2003. He has held the same position with Origen Financial L.L.C. since June 2003. From April 2002 to June 2003, Mr. Sergi served as Executive Vice President of National Sales and Operations for HomePride Finance Corp., a subsidiary of Champion Enterprises, Inc. He also served as Senior Vice President of Sales and Operations for CIT Group, from 1997 to 2002, and held various positions with Key Bank USA, NA, in its sales finance division from 1987 to 1997. Prior to joining Key Bank USA, NA, Mr. Sergi was employed by The Midwest Bank & Trust Company in its installment loan and credit card sales departments.
     Brett Thomas has served as Origen’s Senior Vice President of Servicing since March 2007. From June 2004 to March 2007, he served as Vice President of Collections and Vice President of Default Services for Origen. Mr. Thomas was previously employed by IKON Office Solutions as Senior Vice President of Servicing from April 2002 to April 2004, and Director of Customer Service Center, Southwest District from June 2000 to April 2002. Mr. Thomas also served as Vice President of Operations for Money Management International from 1999 to 2000 and held various positions with GE Capital Mortgage Services from 1986 to 1999.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires all of Origen’s directors and executive officers and all persons who own more than 10% of Origen’s common stock to file with the SEC reports of ownership and changes in ownership of Origen’s common stock. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish Origen with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3 and 4 furnished to Origen, or written representations from certain reporting persons that no such forms were required to be filed by such persons, Origen believes that all its directors, executive officers and beneficial owners of more than 10% of its common stock have complied with all filing requirements applicable to them except that (i) Ms. Campbell did not timely file one report with respect to one transaction, (ii) Messrs. Galaspie and Thomas did not timely file two reports with respect to two transactions, and (iii) O. Douglas Burdett and David M. Rand, each of whom resigned as an executive officer of Origen during 2007, each did not timely file one report with respect to one transaction.
Code of Business Conduct and Ethics
     Origen’s Board of Directors has established a Code of Business Conduct and Ethics that applies to all Origen directors, officers, and employees, including the principal executive officer, the principal financial and accounting officer and the controller of Origen (and persons performing similar functions). Among other matters, the code of business conduct is designed to deter wrongdoing and to:
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
Audit Committee Matters
     The Board of Directors has established the Audit Committee. The Audit Committee operates pursuant to a written charter that was approved by the Board in January 2004. The Audit Committee, among other functions, (1) oversees the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of Origen’s Board of Directors and reports the results of its activities to the Board, (2) has the sole authority to appoint, retain, terminate and determine the compensation of Origen’s independent accountants, (3) reviews with Origen’s independent accountants the scope and results of the audit engagement, (4) reviews the integrity, adequacy and effectiveness of Origen’s internal controls and financial disclosure process, including the direct supervision of Origen’s Internal Audit Department, (5) approves professional services provided by Origen’s independent accountants, and (6) reviews the independence of Origen’s independent accountants. The current members of the Audit Committee are Messrs. Sher (Chairman), Rogel and Halpern, all of whom are “independent” as that term is defined in the rules of the SEC and applicable Nasdaq Stock Market rules. Origen’s Board has also determined that each of Messrs. Sher, Rogel and Halpern qualifies as an “audit committee financial expert,” as defined by applicable SEC regulations.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Plan
     Decisions relating to the compensation of Origen’s executive officers are made by the Compensation Committee of the Board of Directors (the “Committee”), all the members of which are independent of management. The Committee is appointed by the Board of Directors and has the responsibility of establishing and executing a compensation program that is consistent with Origen’s short-term and long-term financial and operational goals. Prior to recommending the compensation program to the Board of Directors, the Committee works closely with the CEO (who provides useful data relating to the day-to-day performance of Origen’s management), as well as an independent compensation consultant. The Board of Directors then considers the Committee’s recommendation and, if the Committee’s compensation program is approved, the Committee implements the program.
Compensation Philosophy and Objectives
     Origen’s executive compensation objectives are as follows:
•	To align the interests of the employees with those of the stockholders;

•	To reinforce a pay-for-performance culture; and

•	To facilitate the acquisition and retention of key employees
     The Committee believes the compensation program is properly aligned with the interests of our stockholders, and the near-term and long-term success of the company. However, the Committee often reevaluates our compensation policies applicable to the executive officers in order to (i) maintain the ability to attract and retain excellent employees in key positions, (ii) insure that compensation provided to our executive officers remains competitive relative to the compensation paid to similarly situated executives in the competitive market, and (iii) encourage continued improvement in corporate performance.
     As discussed in detail below, Origen’s executive compensation program consists of three key elements:
•	base salary;

•	cash bonus; and

•	equity compensation.

Independent Compensation Consultant
     During 2007, the Committee retained Watson Wyatt Worldwide (“Watson Wyatt”), a human resources consulting firm, and the Committee instructed Watson Wyatt to compile competitive compensation data and, based upon such data, to recommend ranges of annual and long-term compensation that are consistent with Origen’s compensation philosophy and objectives. The Committee also asked Watson Wyatt to provide suggestions and alternatives regarding the form of various elements of executive compensation. The Committee encouraged Watson Wyatt and Origen’s executive officers and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings.
Compensation Benchmarking
     During 2007, the Committee consulted with Watson Wyatt for an assessment of the competitiveness of Origen executive officer compensation relative to certain benchmark companies in the REIT and mortgage origination industries that the Committee, along with Watson Wyatt, deemed to be in our peer group. While the peer group consists of companies that are similar to Origen in some respects, there are few companies that shared Origen’s focus on loan origination and loan servicing operations in the manufactured housing sector. The competitiveness of Origen’s executive officer compensation was also reviewed relative to broad industry data.
     The Committee selected the benchmark companies as our peer group based upon (1) the likelihood that they would compete with Origen for executive talent, and (2) the availability of public information regarding their compensation practices. For 2007, Origen’s peer group included the following companies:

•	American Home Mortgage Investment Corp.

•	Capital Lease Funding, Inc.

•	Capital Trust, Inc.

•	Homebanc Corp.

•	Luminent Mortgage Capital, Inc.

•	Opteum, Inc.

•	Redwood Trust, Inc.
     The broad industry data that the Committee reviewed is included in studies produced by Watson Wyatt and other sources of general and industry specific compensation reports. For benchmarking purposes, the industry data was weighted equally with the peer group data. It was the intent of the Committee that the total compensation paid to Origen executives (consisting of salary plus bonus plus equity compensation) fall within a range from the 25th to 50th percentile. The Committee selected these percentile targets because Origen’s revenues are much lower than the peer group companies’ revenues. In applying these targets, the Committee did not base its compensation decisions on a mathematical analysis of the available data; rather, it used its judgment after considering all available information. The bias toward incentive compensation reflected in these percentages is in keeping with the Committee’s objective of aligning executive and stockholder interests.
Compensation Composition
     The compensation of each of Origen’s executive officers is composed of salary, a cash bonus and equity compensation. The cash bonus and equity portion of an executive officer’s compensation may also be referred to as annual incentive compensation and long-term incentive compensation, respectively. Setting the appropriate compensation composition is vital to Origen, its executives and its stockholders. Again, the Committee worked together with its compensation consultant, Watson Wyatt, and analyzed peer group data, as well as broad industry data included in studies produced by Watson Wyatt and other general and industry specific compensation reports. In doing so, the Committee observed that the compensation compositions at the peer group companies were as follows: 30%-60% salary, 30%-50% targeted bonus opportunity and equity compensation of 10%-50% of overall compensation. The Committee used these composition ranges as guidelines for its compensation program. Specifically, the Committee selected individual allocations and overall compensation targets that it believed to be consistent with the objectives of the compensation program and that properly reflect the skill and experience of the individual executives. The compensation compositions for (i) Ronald A. Klein, our Chief Executive Officer; (ii) W. Anderson Geater, Jr., our Chief Financial Officer; (iii) J. Peter Scherer, our President and Head of Operations; (iv) Mark W. Landschulz, our Executive Vice President of Portfolio Management; and (v) Benton E. Sergi, our Senior Vice President of Operations (the “named executive officers”) are set forth directly below. The identification of such named executive officers is determined based on their total compensation for the year ended December 31, 2007, as reported in the Summary Compensation Table.

			Stock Awards
Name and Principal Position(1)	Base Salary	Cash Bonus	(equity compensation)
Ronald A. Klein:	34%	29%	34%
Chief Executive Officer

W. Anderson Geater, Jr.:	40%	30%	23%
Chief Financial Officer

J. Peter Scherer:	40%	30%	23%
President and Head of Operations

Mark W. Landschulz:	40%	30%	24%
Executive Vice President of Portfolio Management

Benton E. Sergi:	58%	26%	9%
Senior Vice President of Operations

(1)	The compensation compositions for the named executive officers do not add up to 100% of total compensation. As set forth in the “Summary Compensation Table” and the section entitled “Non-Qualified Deferred Compensation Earnings,” each of these officers receives supplemental compensation on a deferred basis. This form of compensation is not tied to performance. Instead, this is used as a tool to attract and retain key employees.
Key Elements of Compensation
     Although the named executive officers’ salaries are set by the terms of each named executive officer’s employment agreement (discussed below under “Material Information Relating to the Summary Compensation Table and Grants of Plan Based Awards – Employment Agreements”), the Committee reviews the compensation program for all executive officers on an annual basis and modifies it as necessary to insure that the plan stays consistent with Origen’s stated compensation objectives. During this process, the CEO makes compensation recommendations to the Committee, which the Committee considers in making compensation decisions. In addition, the CEO periodically reviews the compensation program as it relates to executive officers and recommends changes to the Committee. The Committee believes that the CEO’s role in the compensation program is appropriate and critical because of the CEO’s interaction and evaluation of the performance of those individuals subject to the compensation program.
     Base Salary. In order to attract and retain quality executives, it is vital that Origen provide its executives with a level of assured cash compensation consistent with their professional status, experience and abilities. For each of Origen’s named executive officers, as illustrated above, base salary comprises less than 60% of total compensation. This is consistent with the peer group, where base salaries for top-level executives range from 30%-60% of total compensation. With only a portion of total compensation comprised of base salary, Origen’s executive compensation is weighted towards annual bonus awards and long-term equity compensation, which are linked to corporate success and key employee retention.
     Bonuses. Cash bonuses are awarded pursuant to an annual incentive plan and are based upon corporate and personal performance objectives. The primary purpose of the cash bonus element of our compensation program is to reward executives for the achievement of such performance objectives on an annual basis and to align employee interests with those of the stockholders. At the executive management and senior management levels, corporate financial performance is the primary objective, with adjustments made for personal performance in the discretion of the Committee.
     The Committee has chosen not to include changes in Origen’s stock price as a performance measure. Relatively speaking, Origen’s stock is thinly-traded and is not widely-held, with a significant percentage of its stock being held by insiders. In lieu of using Origen’s stock price as a performance objective, the Committee has chosen to use Origen’s net income as its key corporate performance measure. The Committee believes this measure accurately reflects corporate performance and Origen’s ability to pay bonuses.

     Each participant in the annual incentive plan has a target incentive opportunity. The target incentive opportunity is the cash bonus, based on a percentage of base salary, which an employee will receive if Origen’s net income is 100% of its budgeted net income. The Committee has set a bonus threshold, whereby bonuses are only paid out if net income is at least 80% of Origen’s budgeted net income. If Origen’s net income surpasses the threshold level, employee cash bonuses increase on a sliding scale. The following table illustrates the interplay between net income and cash bonus awards.

Net Income (as % of budgeted net income)	<80%	80%	100%	150%
%Target Incentive Opportunity Awarded	0%	50%	100%	167%
     As described below under “Employment Agreements,” named executive officers may be paid certain amounts upon a change of control of Origen or similar events.
     Equity Compensation. The primary form of equity compensation awarded to date has been in the form of grants of restricted stock. A modest amount of stock options were awarded coincidental with our formation in October 2003, but the Committee has chosen not to make subsequent stock option awards. Equity compensation, similar to bonuses, is intended to reward executives for the achievement of performance objectives, but such objectives are longer-term in nature. A significant purpose for equity compensation is to retain valuable executives and senior managers and provide incentives for contributing to the overall success of Origen in order to benefit individually from any improvement in the price of the stock over the long-term. Since the grants of restricted stock vest over periods ranging from three to five years, this method of compensation serves this longer-term purpose. In 2007, Origen granted its named executive officers restricted shares of stock as described below in “Grants of Plan-Based Awards.” The Committee determined that these awards of restricted shares were consistent with the goals of the compensation program.
     Origen does not require its executives to own a certain number of shares of Origen’s stock.
     Origen follows the provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS 123(R)”), “Share-Based Payment,” which Origen adopted on January 1, 2006, using the modified-prospective transition method, in order to account for its equity incentive plan and stock option plan. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 13 — “Share-Based Compensation Plan,” included in Item 8 of Origen’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 17, 2008 for more detail on how Origen accounts for equity-based awards under SFAS 123(R).

SUMMARY COMPENSATION TABLE
For The Twelve Months Ended
December 31, 2007 and 2006
     The following table sets forth for each of the named executive officers for the years ended December 31, 2007 and 2006: (i) the dollar value of base salary earned and paid during the year; (ii) the dollar value of bonuses earned during the year and paid during the first quarter of the following year; (iii) the dollar amount recognized for financial statement reporting purposes of stock awards granted during the year, computed in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment;” (iv) the change in non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year. Note that Origen does not maintain a pension plan. In addition, during the year ended December 31, 2007, there were no stock option awards granted and no awards granted under non-equity incentive plans.

					Change in
					Non-
					Qualified
					Deferred
Name and				Stock	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Earnings	Compensation	Total
Ronald A. Klein:	2007	$506,058	$430,000	$510,050	$40,000	$920	$1,487,028
Chief Executive Officer

	2006	$470,077	$300,000	$551,852	$40,000	$852	$1,362,781

W. Anderson Geater, Jr.:	2007	$265,144	$200,000	$153,306	$40,000	$2,424	$659,874
Chief Financial Officer

	2006	$232,933	$165,000	$157,665	$40,000	$2,264	$597,862

J. Peter Scherer:	2007	$255,289	$190,000	$146,996	$40,000	$2,264	$634,549
President and Head of Operations

	2006	$230,289	$150,000	$157,572	$40,000	$2,080	$579,941

Mark W. Landschulz:	2007	$255,289	$190,000	$153,146	$40,000	$516	$638,951
Executive Vice President of Portfolio Management

	2006	$218,462	$155,000	$161,485	$40,000	$480	$575,427

Benton E. Sergi:	2007	$212,490	$96,000	$34,219	$22,500	$375	$365,584
Senior Vice President of Operations

	2006	$202,308	$75,000	$40,809	$22,500	$344	$340,961

(1)	Amounts computed in accordance with SFAS 123(R). See Note 13 – “Share-Based Compensation Plan,” included in Item 8 of Origen’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 17, 2008.

Grants of Plan-Based Awards
     The following table sets forth information regarding all plan-based awards that were made to the named executive officers during the year ended December 31, 2007. Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year. The information supplements the dollar value disclosure of the stock awards in the Summary Compensation Table by providing additional details about such awards. None of the awards granted to the named executive officers during the year represented non-equity incentive plan awards or equity incentive-based awards subject to a performance condition or a market condition as those terms are defined by SFAS 123(R).

		All Other
		Stock
		Awards:
		Number of
		Shares of	Stock Awards: Grant
Name and Principal Position	Grant Date	Stock	Date Fair Value(1)
Ronald A. Klein: Chief Executive Officer	August 29, 2007	30,000	$192,300

W. Anderson Geater, Jr.: Chief Financial Officer	August 29, 2007	16,000	$102,560

J. Peter Scherer: President and Head of Operations	August 29, 2007	16,000	$102,560

Mark W. Landschulz : Executive Vice President of Portfolio Management	August 29, 2007	16,000	$102,560

Benton E. Sergi: Senior Vice President of Operations	August 29, 2007	12,500	$80,125

(1)	The grant date fair values were $6.41 per share on August 29, 2007.
Material Information Relating to the Summary Compensation Table and Grants of Plan Based Awards
General
     The stock awards granted to the above named executive officers on August 29, 2007, vest in equal amounts on August 29, 2008, 2009 and 2010. All dividends and other distributions on the shares are paid in cash to the applicable holder of the stock at rates determined by the Board of Directors from time to time.
     Stock awards may be granted to the named executive officers upon approval by the Committee or, in certain instances, the full Board of Directors. With the exception of the Chief Executive Officer as described above, the named executive officers do not have a role in determining the terms of the stock awards, including the amount to be awarded.
     The stock awards have been granted on an annual basis, generally in the second quarter, but subsequent awards may be made throughout the remainder of the fiscal year as determined by the Compensation Committee or the Board of Directors.
     Origen’s executive compensation program, including the mix of the base salary element, the bonus element and the equity compensation element, and the proportion of each to total compensation, varies based on the individual named executive officer. In the aggregate, the salaries and bonuses earned by the named executive officers in 2007 equaled 69% of their aggregate total compensation. The following table shows each named executive officer’s salary and bonus in proportion to his total compensation:

					Total Salary
					and Bonus
					in Proportion
			Total Salary	Total	to Total
Name and Principal Position	Salary	Bonus	and Bonus	Compensation	Compensation
Ronald A. Klein:	$506,058	$430,000	$936,058	$1,487,028	63%
Chief Executive Officer

W. Anderson Geater, Jr.:	$265,144	$200,000	$464,144	$ 659,874	70%
Chief Financial Officer

J. Peter Scherer:	$255,289	$190,000	$445,289	$ 634,549	70%
President and Head of Operations

Mark W. Landschulz :	$255,289	$190,000	$445,289	$ 638,951	70%
Executive Vice President of Portfolio Management

Benton E. Sergi:	$212,490	$ 96,000	$308,490	$ 365,584	84%
Senior Vice President of Operations
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
     In connection with the execution of the employment agreement on July 14, 2006, Origen issued Mr. Klein 175,000 restricted shares of its common stock. The shares vest in five equal annual installments of 35,000 shares on each of May 15, 2007, 2008, 2009, 2010 and 2011.
     The non-competition provision of the employment agreement generally precludes Mr. Klein from engaging, directly or indirectly, in the United States or Canada in the manufactured housing finance business or any ancillary business of Origen during the term of his employment with Origen and for a period of twelve months following the period he is employed by Origen, subject to certain conditions and exceptions. Mr. Klein will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to two years after termination of the employment agreement.
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
     For purposes of Mr. Klein’s employment agreement, “good reason”, as it relates to the executive’s severance payments upon his termination of the agreement for good reason described in the preceding paragraph, means (i) a substantial adverse change, not consented to by the executive, in the nature or scope of his responsibilities, authorities or duties, (ii) a substantial involuntary reduction in the executive’s base salary except for an across-the-board salary reduction similarly affecting all or substantially all employees, or (iii) the relocation of the executive’s principal place of employment to another location of Origen outside a sixty-mile radius from the location of the executive’s principal place of employment as of the date of the agreement.
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
     Upon a change in control of Origen, Mr. Klein may be entitled to a change in control payment equal to 2.99 times the sum of (a) his then current base salary, and (b) fifty percent of his then-current target bonus. The change in control payment will be payable if (i) Mr. Klein is still employed by Origen on the first anniversary of the change in control, (ii) during such one-year period Mr. Klein’s employment is terminated without cause by Origen, Mr. Klein resigns with good reason (as defined below) or Mr. Klein dies or becomes disabled, or (iii) Origen terminates Mr. Klein’s employment in anticipation of a change in control during a specified period before the closing of the change in control transaction. If, in addition to the change in control payment under the employment agreement, Mr. Klein is entitled to a payment from Origen upon a change in control or similar event under any other plan or agreement, Origen will be obligated to pay only the greater of the change in control payment described in the employment agreement and such other plan or agreement.
     For purposes of Mr. Klein’s employment agreement, “good reason”, as it relates to the executive’s severance payments upon his termination of the agreement for good reason after a change in control only, as described in the preceding paragraph, means (i) a substantial involuntary reduction in the executive’s base salary except for an across-the-board salary reduction similarly affecting all or substantially all employees, or (ii) the relocation of the executive’s principal place of employment to another location of Origen outside a sixty-mile radius from the location of the executive’s principal place of employment as of the date of the agreement.
     For purposes of Mr. Klein’s employment agreement, a “change in control” includes the following: (i) an event or series of events by which any person together with all affiliates and associates of such person, shall become the beneficial owner, directly or indirectly, of more than 50% of the combined voting power of Origen’s then outstanding securities having the right to vote in an election of the Board of Directors, other than as a result of an acquisition of securities directly from Origen, (ii) (1) any consolidation or merger of Origen in which the stockholders of Origen immediately prior to the consolidation or merger would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate more than 50% of the voting shares of the corporation issuing cash or securities in the consolidation or merger or (2) any sale, lease, exchange or other transfer to an unrelated party, in one transaction or a series of transactions contemplated or arranged by any party as a single plan, of all or substantially all of Origen’s assets; (iii) the approval of Origen’s stockholders of any plan or proposal for the liquidation or dissolution of Origen; or (iv) where the persons who, as of the employment agreement date, constitute Origen’s Board of Directors (the “incumbent directors”) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board of Directors, provided that any person becoming a director of Origen subsequent to such date shall be considered an incumbent director if such person’s election was approved by or such person was nominated for election by either (1) a vote of at least two-thirds of the incumbent directors or (2) a vote of at least a majority of the incumbent directors who are members of a nominating committee of the Board of Directors comprised, in the majority, of incumbent directors; provided further, however, that notwithstanding the foregoing, any director designated by a person or entity that has entered into an agreement with Origen to effect a transaction described in clauses (i), (ii) or (iii) above, shall not be deemed to be an incumbent director.
     If any severance payments or change in control payments to Mr. Klein under the agreement collectively constitute a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code, thereby requiring the payment of excise taxes, then Origen will gross up such payments to cover all applicable excise taxes.
     W. Anderson Geater, Jr., Chief Financial Officer, J. Peter Scherer, President and Head of Operations and Mark Landschulz, Executive Vice President of Portfolio Management
     On December 28, 2006, Origen and its primary operating subsidiary Origen Financial L.L.C. entered into employment agreements with each of W. Anderson Geater, Jr., Origen’s Chief Financial Officer; J. Peter Scherer, Origen’s President and Head of Operations; and Mark Landschulz, Origen’s Executive Vice President of Portfolio Management. The effective date of each employment agreement is October 8, 2006, which is the date the previous employment agreement of each executive expired.

     Each executive’s employment agreement is for an initial three-year term ending October 8, 2009 and is automatically renewable for successive one-year terms thereafter unless either party timely terminates the agreement. Mr. Geater’s employment agreement provides for an annual base salary of $262,500 in the first year, $275,000 in the second year, and $300,000 in the third year. Each of Mr. Scherer’s and Mr. Landschulz’s employment agreement provides for an annual base salary of $250,000 in the first year, $275,000 in the second year, and $300,000 in the third year. If an executive’s employment agreement is automatically renewed beyond the initial three-year term, his base salary will increase by 5% during each successive one-year term. In addition to his base salary, each executive is entitled to annual incentive compensation of up to 100% of his then-current base salary if he satisfies certain individual and company performance criteria established from time to time by Origen’s Board of Directors.
     In connection with the execution of the employment agreements on October 8, 2006, Origen issued Mr. Geater 30,000 restricted shares of common stock and issued each of Mr. Scherer and Mr. Landschulz 25,000 restricted shares of common stock. Each executive’s shares vest in five equal annual installments of 6,000 shares (in Mr. Geater’s case) or 5,000 shares (in Mr. Scherer’s and Mr. Landschulz’s cases) on each of October 8, 2007, 2008, 2009, 2010 and 2011.
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
     The non-competition provision of each executive’s employment agreement generally precludes the executive from engaging, directly or indirectly, in the United States or Canada in the manufactured housing finance business or any ancillary business of Origen during the term of his employment with Origen and for a period of 18 months following the period he is employed by Origen, subject to certain conditions and exceptions. Each executive will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to 18 months after termination of the employment agreement. In consideration of each executive’s covenant not to compete, Origen will pay the executive a non-compete payment, but only if the employment agreement is terminated by Origen without cause or by the executive for good reason. The amount payable to Mr. Geater is $849,615 and the amount payable to each of Mr. Scherer and Mr. Landschulz is $560,000. No portion of such amount will be payable to an executive after any breach of his covenant not to compete. Fifty percent of each executive’s non-compete payment will be payable in equal monthly installments during the period between six months after his termination date and the end of his non-compete period. The remaining 50% of such amount will be payable at the end of the non-compete period. If the executive dies during the non-compete period, Origen will pay all remaining non-compete payments to his estate. If payable, the non-compete payment will be in addition to any severance payment described above or change of control payment described below to which the executive is entitled.
     Upon a change in control of Origen, each executive may be entitled to a change in control payment equal to 2.0 times the sum of (a) his then-current base salary, and (b) fifty percent of his then-current target bonus. Each executive’s change in control payment generally will be payable within five days after the first anniversary of the change of control event notwithstanding the foregoing: (i) no change of control payment will be payable if the executive is terminated for cause or resigns without good reason before the first anniversary of the change in control event, (ii) if during the six-month period following the change of control event his employment is terminated without cause by Origen or he resigns with good reason; (iii) if during the one-year period following the change of control event he dies or becomes disabled, and (iv) if Origen terminates his employment in anticipation of a change in control during a specified period before the closing of the change in control transaction. In addition to the change in control payment under their respective employment agreements, if any executive is entitled to a payment Origen must make the change of control payment six months after the executive’s termination date from Origen upon a change in control or similar event under any other plan or agreement. Origen will be obligated to pay only the greater of the change of control payment described in the executive’s employment agreement and such other plan or agreement. If payable, the change of control payment will be in addition to any severance payment or non-compete payment described above to which the executive is entitled.
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
     Benton E. Sergi, Senior Vice President of Operations
     On March 31, 2007, Mr. Sergi completed the final year of a three-year employment agreement. Under the provisions of the agreement, the term of the agreement has been automatically extended to March 31, 2009. Mr. Sergi’s annual salary through March 31, 2008 was $215,250 and his annual salary for the year ending March 31, 2009 is $226,013. Under the terms of the agreement, Mr. Sergi is eligible for a performance bonus of up to 50% of his base salary. Under the agreement, Mr. Sergi is entitled to the following severance compensation: (A) if the employment agreement is terminated by Origen without cause, Origen will pay the executive an amount equal to his then-current base salary over the severance period; and (B) if the executive dies or becomes disabled, Origen will pay the executive an amount equal to his then-current base salary over the severance period.
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
     The non-competition provision of Mr. Sergi’s employment agreement generally precludes the executive from engaging, directly or indirectly, in the United States or Canada in the manufactured housing finance business or any ancillary business of Origen during the term of his employment with Origen and for a period of 12 months following the period he is employed by Origen, subject to certain conditions and exceptions. The executive will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to 12 months after termination of the employment agreement.
     On March 20, 2008, Origen entered into a letter agreement with Mr. Sergi, under which Mr. Sergi will be paid a retention bonus equal to $215,250 (the amount of his current base salary) if (i) he remains employed by Origen or a successor of Origen for twelve months from the date of the agreement, or (ii) if during such twelve-month period his employment is terminated by Origen for any reason other than insubordination, incompetency or dishonesty, and he is not offered employment by a successor to Origen. If payable, the retention bonus will be paid in accordance with Origen’s payroll schedule over the course of one year.

Outstanding Equity Awards at Fiscal Year End
     The following tables set forth information on outstanding option and stock awards held by the named executive officers at December 31, 2007, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards(1)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option
Name and Principal Position	Exercisable(2)	Unexercisable	Option Price	Expiration Date
Ronald A. Klein:	25,000	0	$10.00	October 8, 2013
Chief Executive Officer

W. Anderson Geater, Jr.:	15,000	0	$10.00	October 8, 2013
Chief Financial Officer

J. Peter Scherer:	15,000	0	$10.00	October 8, 2013
President and Head of Operations

Mark W. Landschulz :	15,000	0	$10.00	October 8, 2013
Executive Vice President of Portfolio Management

Benton E. Sergi:	12,500	0	$10.00	October 8, 2013
Senior Vice President of Operations

(1)	None of the options were in-the-money as of December 31, 2007.

(2)	Mr. Klein, Mr. Geater, Mr. Scherer and Mr. Landschulz’s option awards were all granted on October 8, 2003. Mr. Sergi’s options were granted on January 29, 2004.

	Stock Awards
		Number of
		Shares of
		Stock that	Market Value of
		Have Not	Shares of Stock that
	Stock Award Date	Vested(1)	Have Not Vested(2)
Ronald A. Klein: Chief Executive Officer	May 8, 2005	33,334
	June 15, 2006	20,000
	July 14, 2006	140,000
	August 29, 2007	30,000	$893,336

W. Anderson Geater, Jr.: Chief Financial Officer	May 8, 2005	10,000
	June 15, 2006	20,000
	December 28, 2006	24,000
	August 29, 2007	16,000	$280,000

J. Peter Scherer: President and	May 8, 2005	10,000
Head of Operations	June 15, 2006	20,000
	December 28, 2006	20,000
	August 29, 2007	16,000	$264,000

Mark W. Landschulz: Executive Vice	May 8, 2005	10,000
President of Portfolio Management	June 15, 2006	24,000
	December 28, 2006	20,000
	August 29, 2007	16,000	$280,000

Benton E. Sergi: Senior Vice President of Operations	May 8, 2005	1,667
	June 15, 2006	8,000
	August 29, 2007	12,500	$88,668

(1)	Mr. Klein’s shares vest as follows: 73,334 shares on May 15, 2008, 10,000 shares on August 29, 2008, 40,000 shares on May 15, 2009, 10,000 shares on August 29, 2009, 40,000 shares on May 15, 2010, 10,000 shares on August 29, 2010 and 40,000 shares on May 15, 2011. Mr. Geater’s shares vest as follows: 15,000 shares on May 15, 2008, 5,333 on August 29, 2008, 6,000 shares on October 8, 2008, 5,000 shares on May 15, 2009, 5,333 shares on August 29, 2009, 6,000 shares on October 8, 2009, 5,000 shares on May 15, 2010, 5,334 shares on August 29, 2010, 6,000 shares on October 8, 2010, 5,000 shares on May 15, 2011 and 6,000 shares on October 8, 2011. Mr. Scherer’s shares vest as follows: 15,000 shares on May 15, 2008, 5,333 on August 29, 2008, 5,000 shares on October 8, 2008, 5,000 shares on May 15, 2009, 5,333 on August 29, 2009, 5,000 shares on October 8, 2009, 5,000 shares on May 15, 2010, 5,334 on August 29, 2010, 5,000 shares on October 8, 2010, 5,000 shares on May 15, 2011 and 5,000 shares on October 8, 2011. Mr. Landschulz’s shares vest as follows: 16,000 shares on May 15, 2008, 5,333 shares on August 29, 2008, 5,000 shares on October 8, 2008, 6,000 shares on May 15, 2009, 5,333 shares on August 29, 2009, 5,000 shares on October 8, 2009, 6,000 shares on May 15, 2010, 5,334 shares on August 29, 2010, 5,000 shares on October 8, 2010, 6,000 shares on May 15, 2011 and 5,000 shares on October 8, 2011. Mr. Sergi’s shares vest as follows: 3,667 shares on May 15, 2008, 4,166 shares on August 29, 2008, 2,000 shares on May 15, 2009, 4,166 shares on August 29, 2009, 2,000 shares on May 15, 2010, 4,167 shares on August 29, 2010 and 2,000 shares on May 8, 2011.

(2)	Market value is based on the closing market price on the last business day of the fiscal year, which was $4.00 per share.

Option Exercises and Stock Vested
     During the year ended December 31, 2007, no named executive officer exercised any options. The following table sets forth information regarding the vesting of restricted stock during the year ended December 31, 2007 for each of the named executive officers on an aggregate basis:

	Stock Awards
	Number of
	Shares
	Acquired	Value
	Upon	Realized
Name and Principal Position	Vesting	Upon Vesting
Ronald A. Klein: Chief Executive Officer	73,333	$520,664

W. Anderson Geater, Jr.: Chief Financial Officer	21,000	$141,900

J. Peter Scherer: President and Head of Operations	20,000	$136,000

Mark W. Landschulz: Executive Vice President of Portfolio Management	21,000	$143,100

Benton E. Sergi: Senior Vice President of Operations	3,667	$26,036
Pension Benefits
     Origen does not maintain a pension plan.
Non-Qualified Deferred Compensation
     The following table sets forth non-qualified deferred compensation accumulated during the year ended December 31, 2007 for each of the named executive officers:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals /	Balance at
Name and Principal Position	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	Distributions	Last FYE
Ronald A. Klein: Chief Executive Officer	$0	$0	$40,000	$0	$240,000

W. Anderson Geater, Jr.: Chief Financial Officer	$0	$0	$40,000	$0	$240,000

J. Peter Scherer: President and Head of Operations	$0	$0	$40,000	$0	$240,000

Mark W. Landschulz : Executive Vice President of Portfolio Management	$0	$0	$40,000	$0	$240,000

Benton E. Sergi: Senior Vice President of Operations	$0	$0	$22,500	$0	$90,000
     All amounts detailed above under the heading, “Non-Qualified Deferred Compensation Earnings,” are included in the Summary Compensation Table under the heading, “Change in Non-Qualified Deferred Compensation Earnings.”
     Origen’s non-qualified deferred compensation plan provides supplemental compensation to certain executive officers and employees on a deferred basis. The plan was initiated by one of Origen’s predecessors in year 2002, in an environment where no equity capital was available to compensate key members of management. The plan was intended to attract and maintain qualified individuals in key positions. The plan is not performance-based and the investments are not directed by either the employee or Origen. The vesting amounts, vesting schedule and employee payment schedules are all fixed upon the employee’s entrance into the plan. The deferred compensation under the plan vests over a ten-year period, with the first 30% vesting on the third anniversary of the employee’s participation in the plan, and the remainder vesting at a rate of 10% per year, until the tenth anniversary of the employee’s participation in the plan. The deferred compensation is paid to the employee, in a lump sum, following the tenth anniversary of the participant’s enrollment in the plan. If a participant’s employment is terminated for any reason after the third anniversary, but before the tenth anniversary, of his or her enrollment in the plan, Origen will pay the participant his or her vested portion of the deferred compensation, in a lump sum, following the tenth anniversary of his or her enrollment in the plan. If a participant dies while he or she is a full-time employee and before he or she has been enrolled in the plan for ten years, Origen has no obligation to pay any amount to the participant or the participant’s beneficiaries. Origen closed the plan to any new participants after year 2005.
     Origen’s predecessor adopted a split-dollar life insurance plan that, through individual life insurance policies, provides death benefits to a participant’s beneficiaries and coordinates with the deferred compensation plan described above. Under the split-dollar plan, Origen is the sole owner of each life insurance policy and pays all premiums due under the policies. Upon a participant’s death, a portion of the death benefit is paid to Origen. It is intended that the policies under the split-dollar plan provide key man insurance benefits to Origen, and the cash build-up in the policies is intended to fund the payment of benefits under the deferred compensation plan described above. Participation in the split-dollar plan terminates upon the earlier of a participant’s death or the tenth anniversary of a participant’s enrollment in the deferred compensation plan. In addition, the split-dollar plan will be terminated, as to all participants, upon the total cessation Origen’s business, if Origen files for bankruptcy, if Origen is put into receivership, if Origen is dissolved or if Origen terminates the split-dollar plan. Upon the plan’s termination, participants have the right to acquire the life insurance policy from Origen for the then-current cash surrender value of the policy.
Disclosure Regarding Termination and Change In Control Provisions
     The following table describes and quantifies potential payments to named executive officers under existing contracts and agreements that provide for payments in the event of any termination of employment or change of control event (each, a “triggering event”). Termination of employment includes severance, constructive termination and resignation. Currently there are no contracts or agreements in place that provide for any form of retirement benefits, and accordingly, retirement is excluded from the definition of a termination of employment for purposes of this table. For illustrative purposes, a triggering event is assumed to have occurred on the last business day of 2007. See the section entitled “Material Information Relating to the Summary Compensation Table and Grants of Plan Based Awards — Employment Agreements” for additional information regarding the named executive officers’ rights upon a triggering event. Also see “Employment Agreements” for a narrative description of the triggering events and compensation payable to each of Messrs. Klein, Geater, Scherer, Landschulz and Sergi upon the occurrence of a triggering event. The following table also quantifies such payments.
     In June 2006, Origen adopted the Origen Financial, Inc. Retention Plan, which was implemented in order to provide plan participants with reasonable and fair protection from the risks presented by the possibility of a change of control. In March 2008, Origen terminated the retention plan. No employee, director or other person was designated to participate in the retention plan before it was terminated.

	Klein	Geater	Scherer	Landschulz	Sergi
Assumptions and Contractual Factors
Stock price at trigger date	$4.00	$4.00	$4.00	$4.00	$4.00
Number of unvested shares held at trigger date	223,334	70,000	66,000	70,000	22,167
Base salary on trigger date	$520,000	$275,000	$275,000	$275,000	$212,250
Contractual bonus opportunity (% of base salary)	100.00%	100.00%	100.00%	100.00%	50.00%
Change of control salary and bonus multiple	2.99	2.00	2.00	2.00	N/A
Change of control, % of bonus opportunity	50.00%	50.00%	50.00%	50.00%	N/A
Termination without cause, % of bonus opportunity	100.00%	100.00%	100.00%	100.00%	0.00%
Termination without cause, salary and bonus multiple	2.00	1.00	1.00	1.00	1.00
Contractual Payments In The Event Of Change of Control:
Accelerated vesting of restricted stock awards	$893,336	$280,000	$264,000	$280,000	N/A
Change of control payment-salary	$1,554,800	$550,000	$550,000	$550,000	N/A
Change of control payment-bonus	$777,400	$275,000	$275,000	$275,000	N/A
Total cash payments	$2,332,200	$825,000	$825,000	$825,000	N/A
Lump-sum cash payment date	12/31/08	1/5/09	1/5/09	1/5/09	N/A
Retention Bonus	N/A	N/A	N/A	N/A	$215,250 (2)
Termination of Employment Without Cause:
Accelerated vesting of restricted stock awards (1)	$893,336	$280,000	$264,000	$280,000	$88,668
Severance payment — salary	$1,040,000	$275,000	$275,000	$275,000	$215,250
Severance payment — bonus	$1,040,000	$0	$0	$0	$0
Total cash payment amount	$2,080,000	$275,000	$275,000	$275,000	$215,250
Cash payment date	Pro rata over 24 months	7/1/08	7/1/08	7/1/08	Pro rata over 12 months
Resignation With Good Reason:
Accelerated vesting of restricted stock awards (1)	$893,336	$280,000	$264,000	$280,000	$0
Severance payment — salary	$1,040,000	$275,000	$275,000	$275,000	$0
Severance payment — bonus	$1,040,000	$0	$0	$0	$0
Total cash payment amount	$2,080,000	$275,000	$275,000	$275,000	$0
Cash payment date	Pro rata over 24 months	7/1/08	7/1/08	7/1/08	N/A
Non-competition Agreement:
Non-compete period	24 months	24 months	18 months	18 months	12 months
Contractual cash payment	$0	$849,615	$560,000	$560,000	$0
Termination of Employment For Cause, or Resignation Without Good Reason:
Accelerated vesting of restricted stock awards	$0	$0	$0	$0	$0
Severance salary payment	$0	$0	$0	$0	$0
Severance bonus payment	$0	$0	$0	$0	$0
Total cash payment amount	$0	$0	$0	$0	$0

(1)	Coincides with change of control triggering event; not an additional item of compensation.

(2)	Mr. Sergi will receive a retention bonus of $215,250 if (i) he remains employed by Origen or a successor of Origen until March 20, 2009, or (ii) if before such date his employment is terminated by Origen under certain circumstances and he is not offered employment by a successor to Origen.

Director Compensation
     The following table sets forth information regarding the compensation received by each of Origen’s non-employee Directors during the year ended December 31, 2007:

	Fees
	Earned or
	Paid in	Stock		All Other
Name	Cash	Awards(1)		Compensation	Total
Paul A. Halpern	$63,000	$23,194	(2)	$0	$86,194
Richard H. Rogel	$39,750	$23,194	(2)	$0	$62,944
Robert S. Sher	$36,000	$6,864	(2)	$0	$42,864
Gary A. Shiffman	$38,750	$23,194	(2)	$0	$61,944
Michael J. Wechsler	$43,500	$23,194	(2)	$0	$66,694

(1)	Amounts computed in accordance with SFAS 123(R). See Note 13 - “Share-Based Compensation Plan,” included in Item 8 of Origen’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 17, 2008.

(2)	The grant date fair value for each of Messrs. Halpern, Rogel, Sher, Shiffman and Wechsler’s equity awards was $35,300, which was based on the grant date fair value of $7.06 per share. The aggregate number of stock awards outstanding at fiscal year end was 10,667 for each of Messrs. Halpern, Rogel, Shiffman and Wechsler and 5,000 for Mr. Sher.
     Origen pays an annual director’s fee of $25,000 to each non-employee director payable quarterly. Origen pays each non-employee director meeting fees of $1,000 per meeting attended in person and $500 per telephonic meeting. Origen also reimburses all costs and expenses of all Directors for attending each meeting. In addition to their annual director’s fees, the Chairman of the Board of Directors receives an additional annual fee of $20,000, the Chairman of the Audit Committee receives an annual additional fee of $20,000 and other members of the Audit Committee receive an annual committee fee of $5,000. Members of the Compensation Committee receive an annual committee fee of $5,000. Directors who are also employees are not separately compensated for services as a director. Mr. Klein, the Chief Executive Officer, is a Director, and his compensation is disclosed above.
     Under Origen’s 2003 Equity Incentive Plan, the Board of Directors has the discretion to grant awards under the plan to non-employee Directors with such vesting and exercise provisions as the Board of Directors may determine at the date of grant. On May 8, 2007, Origen granted all directors other than Mr. Klein an award of 5,000 restricted shares of common stock. The shares vest in equal installments on May 15, 2008, 2009 and 2010. Dividends and other distributions on the shares of restricted stock will be paid to the Directors.
Compensation Committee Report
     The Compensation Committee of the Board of Directors has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in Origen’s proxy statement and Annual Report on Form 10-K.
Respectfully submitted,
Members of the Compensation Committee:
Michael J. Wechsler, Chairman
Richard H. Rogel
Robert S. Sher
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     The members of the Compensation Committee are currently Messrs. Wechsler (Chairman), Rogel and Sher. During 2007 and currently, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee, none of our employees serve on the Compensation Committee and all of the Compensation Committee’s members are independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of April 18, 2008, based upon information available to Origen, the shareholdings of: (a) each person known to Origen to be the beneficial owner of more than 5% of Origen’s common stock; (b) each of Origen’s directors; (c) each Named Executive Officer; and (d) all of Origen’s executive officers and directors as a group.
     Except as otherwise noted, the beneficial owners named in the following table have sole voting and investment power with respect to all shares of Origen’s common stock shown as beneficially owned by them, subject to community property laws, where applicable.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Percent(1)
Ronald A. Klein	595,238	(2)	2.3%
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Gary A. Shiffman	5,027,500	(3)	19.3%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Paul A. Halpern	1,782,500	(4)	6.9%
2300 Harmon Road Auburn Hills, MI 48326

Richard H. Rogel	52,500	(5)	*
56 Rose Crown Avon, CO 81260

Robert S. Sher	6,000		*
17672 Laurel Park Drive North, Suite 400E Livonia, MI 48152

Michael J. Wechsler	27,500	(5)	*
625 Madison Avenue New York, NY 10021

J. Peter Scherer	146,724	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

W. Anderson Geater, Jr.	145,597	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Mark W. Landschulz	146,763	(6)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Benton E. Sergi	55,118	(7)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Sun OFI, LLC	5,000,000	(8)	19.2%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Woodward Holding, LLC	1,750,000	(9)	6.7%
2300 Harmon Road Auburn Hills, MI 48326

William M. Davidson	4,350,000	(10)	15.2%
2300 Harmon Road Auburn Hills, MI 48326

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Percent(1)
Third Avenue Management LLC	2,180,470	(11)	8.4%
622 Third Avenue, 32nd Floor New York, NY 10017

Ronald R. Redfield	1,806,606	(12)	6.9%
c/o Redfield, Blonsky & Co., LLC 15 N. Union Avenue, PO Box 1103 Cranford, NJ 07016

Robert E. Robotti	2,241,963	(13)	8.6%
c/o Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017

Met Investors Advisory, LLC	1,302,243	(14)	5.0%
5 Park Plaza, Suite 1900 Irvine, CA 92614

Wells Fargo & Company	2,314,145	(15)	8.9%
420 Montgomery Street San Francisco, CA 94163

All directors and executive officers as a Group (13 persons)	8,060,110	(16)	30.8%

*	Holdings represent less than 1% of all shares outstanding.

(1)	In accordance with SEC regulations, the percentage calculations are based on 26,002,748 shares of common stock issued and outstanding as of April 18, 2008, plus shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 18, 2008 by each individual or entity listed.

(2)	Includes (i) 10,000 shares held in a trust of which Mr. Klein is the trustee, and (ii) 25,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 18, 2008.

(3)	Includes 5,000,000 shares held by Sun OFI, LLC, of which Mr. Shiffman is the sole manager. Sun OFI, LLC is an affiliate of Sun Communities, Inc., of which Mr. Shiffman is the Chairman and Chief Executive Officer. Mr. Shiffman disclaims beneficial ownership of the shares held by Sun OFI, LLC. Also includes 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 18, 2008. The number above does not include 1,025,000 shares held by Shiffman Origen LLC. Mr. Shiffman has an indirect pecuniary interest in approximately 9% of the shares held by Shiffman Origen LLC but does not have share voting or investment control over the shares held by this entity.

(4)	Includes (i) 1,750,000 shares held by Woodward Holding, LLC, which are attributed to Mr. Halpern because he is its sole manager, of which shares Mr. Halpern disclaims beneficial ownership, and (ii) 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 18, 2008.

(5)	Includes 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 18, 2008.

(6)	Includes 15,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 18, 2008.

(7)	Includes 12,500 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 18, 2008.

(8)	Sun OFI, LLC is an affiliate of Sun Communities, of which Mr. Shiffman is the Chairman, President and Chief Executive Officer. Mr. Shiffman is the sole manager of Sun OFI, LLC. Mr. Shiffman has sole voting and investment power with respect to all the shares held by Sun OFI, LLC. Mr. Shiffman disclaims beneficial ownership of the shares held by Sun OFI, LLC.

(9)	Mr. Halpern is the sole manager of Woodward Holding, LLC. Mr. Halpern has sole voting power with respect to all the shares held by Woodward Holding, LLC. Mr. Halpern disclaims beneficial ownership of the shares held by Woodward Holding, LLC.

(10)	Based on information contained in a Schedule 13D/A filed with the SEC on April 11, 2008, (a) Mr. Davidson has sole voting power with respect to 2,600,000 shares of the Origen’s common stock that may be acquired within 60 days of April 18, 2008 pursuant to a stock purchase warrant issued by Origen in favor of the William M. Davidson Trust u/a/d 12/13/04 (the “Trust”), of which Mr. Davidson is the trustee, and (b) Mr. Davidson has sole investment power with respect to the 2,600,000 shares issuable to the Trust upon exercise of such warrant and 1,750,000 shares of Origen’s common stock held by Woodward Holding, LLC, of which Mr. Davidson is the sole member.

(11)	Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2008, Third Avenue Management LLC has sole voting power with respect to 2,121,920 of these shares and sole investment power with respect to all 2,180,470 of these shares.

(12)	Based on information contained in a Schedule 13G filed with the SEC on January 15, 2008, Mr. Redfield has sole voting power and sole investment power with respect to 27,301 of these shares and shared investment power with respect to 1,806,606 of these shares. Redfield, Blonsky & Co., LLC is also a reporting person included on the Schedule 13G.

(13)	Based on information contained in a Schedule 13D/A filed with the SEC on February 27, 2007, Mr. Robotti has shared voting power and shared investment power with respect to all 2,241,963 of these shares. Other reporting persons included on the Schedule 13D/A are Robotti & Company, Incorporated, Robotti & Company, LLC, Robotti & Company Advisors, LLC, Kenneth R. Wasiak, Ravenswood Management Company, L.L.C. and The Ravenswood Investment Company, L.P.

(14)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2008, Met Investors Advisory, LLC has shared voting power and shared investment power with respect to all 1,302,243 of these shares. Met Investors Series Trust is also a reporting person included on the Schedule 13G.

(15)	Based on information contained in a Schedule 13G filed with the SEC on February 4, 2008, Wells Fargo & Company has sole voting power with respect to 2,222,698 of these shares and sole investment power with respect to all 2,314,145 of these shares. Wells Capital Management Incorporated is also a reporting person included on the Schedule 13G.

(16)	Includes 125,000 shares of common stock that may be acquired pursuant to options, which are fully vested.
Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under Origen’s equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by stockholders	202,000	$10.00	217,676
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	202,000	$10.00	217,676

Item 13. Certain Relationships and Related Transactions
     Gary A. Shiffman, one of Origen’s directors, is the Chairman of the Board and Chief Executive Officer of Sun Communities, Inc. (“Sun Communities”). Sun Communities owns approximately 19% of Origen’s outstanding common stock. Mr. Shiffman beneficially owns approximately 19% of Origen’s outstanding stock, which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 11% of the outstanding common stock of Sun Communities. He is the President of Sun Home Services, Inc. (“Sun Home”), of which Sun Communities is the sole beneficial owner.

     Origen Servicing, Inc., a wholly-owned subsidiary of Origen Financial L.L.C., serviced approximately $30.6 million and $20.7 million in manufactured housing loans for Sun Home as of December 31, 2007 and 2006, respectively. Servicing fees paid by Sun Home to Origen Servicing, Inc. were approximately $0.4 million, $0.3 million and $0.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     Origen has agreed to fund loans that meet Sun Home’s underwriting guidelines and then transfer those loans to Sun Home pursuant to a commitment fee arrangement. Origen recognizes no gain or loss on the transfer of these loans. Origen funded approximately $13.2 million, $8.0 million and $7.2 million in loans and transferred approximately $13.3 million, $7.9 million and $7.2 million in loans under this agreement during the three years ended December 31, 2007, 2006 and 2005, respectively. Origen recognized fee income under this agreement of approximately $182,000, $160,000 and $94,000 for the years ended December 31, 2007, 2006 and 2005.
     Sun Home has purchased certain repossessed houses owned by Origen and located in manufactured housing communities owned by Sun Communities, subject to Sun Home’s prior approval. Under this agreement, Origen sold to Sun Home approximately $1.1 million, $1.2 million and $2.1 million of repossessed houses during years ended December 31, 2007, 2006 and 2005, respectively. This program allows Origen to further enhance recoveries on repossessed houses and allows Sun Home to retain houses for resale in its communities.
     During the year ended December 31, 2006, Origen Financial L.L.C. repurchased approximately $4.2 million in loans from Sun Homes. The purchase price, which included a premium of approximately $20,000, approximated fair value. Origen did not purchase any loans from Sun Communities or its affiliates during the years ended December 31, 2007 and 2005.
     Origen leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of Origen, owns less than a 1% interest in the landlord entity. William M. Davidson, the sole member of Woodward Holding, LLC, which owns approximately 7% of Origen’s common stock, beneficially owns an approximate 14% interest in the landlord entity. Origen recorded rental expense for these offices of approximately $567,000, $465,000 and $408,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     On September 11, 2007, the William M. Davidson Trust u/a/d 12/13/04 (the “Trust”), an affiliate of William M. Davidson, one of Origen’s principal stockholders, loaned Origen Financial L.L.C. $15 million. On April 8, 2008 the Trust loaned Origen Financial L.L.C. an additional $46 million, the proceeds of which Origen Financial L.L.C. used to pay off a credit facility with Citigroup Global Markets Realty Corp. Both of the loans from the Trust are guaranteed by Origen and its primary operating subsidiaries and are secured by all assets of Origen and its primary operating subsidiaries, including Origen Financial L.L.C. The $15 million loan bears interest at an annual rate of 8% and matures on September 11, 2008, but, at Origen Financial L.L.C.’s option, the maturity date may be extended up to four months with the payment of additional fees. The $46 million loan bears interest at an annual rate of 14.5% and matures on April 8, 2011, but, at Origen Financial L.L.C.’s option, the maturity date may be extended for one year if Origen Financial L..L.C. pays an extension fee. Both of the loans are prepayable, but if the $46 million loan is paid off entirely in connection with a refinancing of the entire remaining principal owing under that loan, Origen Financial L.L.C. must pay a prepayment fee equal to 1.5% of the then-outstanding principal balance. In connection with the $15 million loan, on September 11, 2007, Origen issued the Trust a five-year warrant to purchase 500,000 shares of Origen’s common stock at an exercise price of $6.16 per share and $5 million of the $15 million principal balance was convertible into shares of Origen’s common stock at a conversion price of $6.237 per share. These warrants were cancelled and this conversion option was terminated on April 8, 2008 upon the making of the $46 million loan. In connection with the $46 million loan, on April 8, 2008, Origen issued the Trust a new five-year warrant to purchase 2,600,000 shares of Origen ‘s common stock at an exercise price of $1.22 per share.
Policies and Procedures for Approval of Related Party Transactions
     Under Origen’s written Code of Business Conduct and Ethics, none of its directors, officers or employees may enter into any transaction or arrangement with Origen that creates a conflict of interest without prior disclosure to and review by Origen’s Compliance Committee (which consists of the Chairman of the Audit Committee, the Chairman of the Nominating and Governance Committee and a representative of Origen’s outside legal counsel). The Compliance Committee must attempt to find ways to reduce or eliminate the conflict and monitor conflicts to ensure that Origen’s interests are protected. In practice, the Compliance Committee typically refers such matters to the Board for its consideration and approval. In determining whether to approve such a transaction or arrangement, the Board takes into account, among other factors, whether the transaction was on terms no less favorable to Origen than terms generally available to third parties and the extent of the director’s, officer’s or employee’s involvement in such transaction or arrangement.

     The Code of Business Conduct and Ethics was adopted and approved in January 2004. All related party transactions entered into that are disclosed above were approved by the Board, except for the loan repurchases from Sun Homes. The terms of the repurchases were disclosed to the Board before the repurchases and the Board determined that the repurchases were on substantially the same terms as those prevailing at the time for comparable arms-length transactions with unrelated parties.
Item 14. Principal Accountant Fees and Services
     Aggregate fees for professional services rendered by Grant Thornton LLP, Origen’s independent auditors, for the fiscal years ended December 31, 2007 and December 31, 2006 were as follows:

	Fiscal Year Ended December 31,
Category	2007	2006
Audit Fees: For professional services rendered for the audit of our financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$546,673	$504,279

Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards, securitizations and other SEC related matters	$46,083	$59,600

Tax Fees: For professional services rendered in connection with tax compliance and preparation of tax returns	$130,884	$141,944

All Other Fees	$0	$0
     The Audit Committee has a policy that requires that all services provided by the independent auditor to Origen, including audit services, audit-related services, tax services and other services, be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit related services provided to Origen by Grant Thornton LLP during the 2007 and 2006 fiscal years.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed herewith as part of this Form 10-K/A:
     (1) The financial statements described in Part IV, Item 15 of the Annual Report on Form 10-K filed on March 17, 2008 are set forth in Part II, Item 8 of such Annual Report on the pages described in Part IV, Item 15(a)(1) of such Annual Report.
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
Date: April 29, 2008

ORIGEN FINANCIAL, INC., a Delaware corporation

By:	/s/ Ronald A. Klein Ronald A. Klein, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald A. Klein Ronald A, Klein	Chief Executive Officer and Director	April 29, 2008

/s/ W. Anderson Geater, Jr. W. Anderson Geater, Jr.	Chief Financial Officer and Principal Accounting Officer	April 29, 2008

/s/ Paul A. Halpern Paul A. Halpern	Chairman of the Board	April 29, 2008

/s/ Robert S. Sher Robert S. Sher	Director	April 29, 2008

/s/ Richard H. Rogel Richard H. Rogel	Director	April 29, 2008

/s/ Gary A. Shiffman Gary A. Shiffman	Director	April 29, 2008

/s/ Michael J. Wechsler Michael J. Wechsler	Director	April 29, 2008

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
1.1	Sales Agreement dated August 29, 2005 between Origen Financial, Inc., and Brinson Patrick Securities Corporation	(1)

3.1.1	Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc., filed October 7, 2003, and currently in effect	(2)

3.1.2	Certificate of Designations for Origen Financial, Inc.’s Series A Cumulative Redeemable Preferred Stock	(2)

3.2.1	By-laws of Origen Financial, Inc.	(3)

3.2.2	Amendments to the Bylaws of Origen Financial, Inc. effective December 15, 2006	(4)

4.1	Form of Common Stock Certificate	(2)

4.2	Registration Rights Agreement dated as of October 8, 2003 among Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(2)

4.3	Registration Rights Agreement dated as of February 4, 2004 between Origen Financial, Inc. and DB Structured Finance Americas, LLC	(2)

4.4	Form of Senior Indenture	(1)

4.5	Form of Subordinated Indenture	(1)

4.6	Stock Purchase Warrant dated April 8, 2008 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

4.7	Registration Rights Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.1	2003 Equity Incentive Plan of Origen Financial, Inc.#	(2)

10.2	First Amendment to 2003 Equity Incentive Plan of Origen Financial, Inc.#	(5)

10.3	Form of Non-Qualified Stock Option Agreement#	(2)

10.4	Form of Restricted Stock Award Agreement#	(2)

10.5	Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(6)

10.6	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(7)

10.7	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(7)

10.8	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(7)

10.9	Employment Agreement between Origen Financial, Inc., Origen Financial L.L.C. and Benton Sergi#	(8)

10.10	Letter Agreement dated March 20, 2008 between Origen Financial, Inc. and Benton E. Sergi#	(13)

10.11	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(2)

10.12	Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.13	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.14	Services and Interest Rebate Agreement dated October 8, 2003 between Origen Financial L.L.C. and Sun Communities, Inc.	(2)

Exhibit		Method of
Number	Description	Filing
10.15	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(2)

10.16	Agency Agreement between American Modern Home Insurance Company, American Family Home Insurance Company and OF Insurance Agency, Inc. dated December 31, 2003	(2)

10.17	Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.18	Senior Secured Promissory Note in the original principal amount of $46,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

10.19	Amended and Restated Guaranty dated April 8, 2008 issued by Origen Financial, Inc., Origen Servicing, Inc. and Origen Securitization Company, LLC in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

10.20	Amended and Restated Security Agreement dated April 8, 2008 among Origen Financial L.L.C., Origen Financial, Inc., Origen Servicing, Inc., Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.21	Membership Pledge Agreement dated April 8, 2008 between Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.22	Stock and Membership Pledge Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.23	Membership Pledge Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.24	Amended and Restated Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(12)

10.25	Amended and Restated Senior Secured Promissory Note in the original principal amount of $10,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

10.26	Amended and Restated Senior Secured Promissory Note in the original principal amount of $5,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(12)

21.1	List of Origen Financial, Inc.’s Subsidiaries	(14)

23.1	Consent of Grant Thornton LLP	(14)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(15)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(15)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Financial, Inc. Board of Directors	(2)

99.2	Charter of the Compensation Committee of the Origen Financial, Inc. Board of Directors	(2)

99.3	Charter of the Nominating and Governance Committee of the Origen Financial, Inc. Board of Directors	(2)

99.4	Charter of the Executive Committee of the Origen Financial, Inc. Board of Directors	(2)

99.5	Corporate Governance Guidelines	(2)

99.6	Code of Business Conduct	(2)

99.7	Financial Code of Ethics	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-3 No. 33-127931.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2006.

(5)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(6)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 14, 2006

(7)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 28, 2006

(8)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(9)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(11)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated June 15, 2006.

(12)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 8, 2008.

(13)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated March 20, 2008.

(14)	Previously filed.

(15)	Filed herewith.

#	Management contract or compensatory plan or arrangement.