Form 10-Q
period 2008-03-31
ORIGEN FINANCIAL INC
filed 2008-05-12
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2008: 26,001,581

Origen Financial, Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$4,477	$10,791
Restricted cash	15,253	16,290
Investments	9,781	32,393
Loans receivable, held-for-investment, net of allowance for loan losses of $8,184 and $7,882 at March 31, 2008 and December 31, 2007, respectively	1,019,773	1,193,916
Loans held-for-sale	5,246	—
Servicing advances	5,731	6,298
Servicing rights	2,069	2,146
Furniture, fixtures and equipment, net	3,086	2,974
Repossessed houses	5,406	4,981
Other assets	14,554	14,412

Total assets	$1,085,376	$1,284,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$46,470	$173,072
Securitization financing	858,507	884,650
Repurchase agreements	—	17,653
Notes payable — related party	14,739	14,593
Other liabilities	56,270	45,848

Total liabilities	975,986	1,135,816

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at March 31, 2008 and December 31, 2007; $1,000 per share liquidation preference	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 26,005,415 and 26,015,275 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	260	260
Additional paid-in-capital	222,215	221,842
Accumulated other comprehensive loss	(34,388)	(20,012)
Distributions in excess of earnings	(78,822)	(53,830)

Total stockholders’ equity	109,390	148,385

Total liabilities and stockholders’ equity	$1,085,376	$1,284,201

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
For the three months ended March 31, 2008 and 2007
(In thousands, except share data)

	2008	2007
Interest Income
Total interest income	$23,966	$20,824
Total interest expense	16,474	12,920

Net interest income before loan losses and impairment	7,492	7,904
Provision for loan losses	3,030	1,788
Impairment of purchased loan pool	248	—

Net interest income after loan losses and impairment	4,214	6,116
Non-interest Income (Loss)
Servicing income	4,869	4,152
Losses on sales of loans	(21,659)	—
Other	(3,117)	741

Total non-interest income (loss)	(19,907)	4,893
Non-interest Expenses
Personnel	5,873	6,546
Loan origination and servicing	456	481
State business taxes	196	70
Other operating	2,728	2,195

Total non-interest expense	9,253	9,292

Net income (loss) before income taxes	(24,946)	1,717
Income tax expense	46	12

NET INCOME (LOSS)	$(24,992)	$1,705

Weighted average common shares outstanding, basic	25,409,874	25,209,207

Weighted average common shares outstanding, diluted	25,409,874	25,291,465

Earnings (loss) per common share:
Basic	$(0.98)	$0.07

Diluted	$(0.98)	$0.07

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the three months ended March 31, 2008 and 2007
(In thousands)

	2008	2007
Net income (loss)	$(24,992)	$1,705

Other comprehensive loss:
Net unrealized losses on interest rate swaps	(18,548)	(642)
Reclassification adjustment for net realized (gains) losses included in net income (loss)	4,172	(21)

Total other comprehensive loss	(14,376)	(663)

Comprehensive income (loss)	$(39,368)	$1,042

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2008 and 2007
(In thousands)

	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(24,992)	$1,705
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	3,030	1,788
Impairment of purchased loan pool	248	—
Depreciation and amortization	1,591	1,335
Compensation expense recognized under share-based compensation plans	373	392
Proceeds from loan sales	156,878	—
Losses on loan sales	21,659	—
Decrease in servicing advances	567	1,654
Increase in other assets	(875)	(6,278)
Increase in accounts payable and other liabilities	269	785

Net cash provided by operating activities	158,748	1,381
Cash Flows From Investing Activities
(Increase) decrease in restricted cash	1,037	(667)
Proceeds from sale of investments	22,400	—
Originations and purchases of loans	(40,698)	(81,285)
Principal collections on loans	24,313	22,295
Proceeds from sale of repossessed houses	2,930	2,471
Capital expenditures	(419)	(213)

Net cash provided by (used in) investing activities	9,563	(57,399)
Cash Flows From Financing Activities
Payment upon termination of hedging transaction	(4,198)	—
Repayment of securitization financing	(26,172)	(22,257)
Proceeds from advances under repurchase agreements	1,888	—
Repayment of advances under repurchase agreements	(19,541)	—
Proceeds from warehouse financing	30,800	78,982
Repayment of warehouse financing	(157,402)	(1,115)
Change in notes payable — servicing advances, net	—	(1,493)

Net cash provided by (used in) financing activities	(174,625)	54,117

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,314)	(1,901)
Cash and cash equivalents, beginning of period	10,791	2,566

Cash and cash equivalents, end of period	$4,477	$665

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,919	$12,713
Cash paid for income taxes	$55	$25
Non cash financing activities:
Loans transferred to repossessed houses and held for sale	$4,847	$5,163
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
     The Company’s registered independent accountants expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report dated March 17, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s unaudited consolidated financial statements, as of and for the period ended March 31, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. These unaudited consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 10.
Note 2 — Recent Accounting Pronouncements
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Investments and Hedging Activities,” (“SFAS 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for years and interim periods beginning after November 15, 2008. At this time, the Company does not expect the adoption of SFAS 161 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 — Per Share Data
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Potential dilutive common shares primarily consist of employee stock options, non-vested common stock awards, stock purchase warrants and convertible notes. The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	2008	2007
Numerator:
Net income (loss)	$(24,992)	$1,705
Preferred stock dividends	(4)	(4)

Income (loss) available to common shareholders, basic	$(24,996)	$1,701

Income (loss) available to common shareholders, diluted	$(24,996)	$1,701

Denominator:
Weighted average basic common shares outstanding	25,410	25,209

Effect of dilutive securities:
Incremental shares — non-vested stock awards	—	82

Weighted average diluted common shares outstanding	25,410	25,291

Basic earnings (loss) per share	$(0.98)	$0.07

Diluted earnings (loss) per share	$(0.98)	$0.07

     Antidilutive outstanding stock purchase warrants that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2008, was 500,000. The stock purchase warrants are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant period. Assumed proceeds include proceeds from the exercise of the stock purchase warrants. There were no stock purchase warrants outstanding during the three months ended March 31, 2007.
     Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007 were 202,000 and 243,500, respectively. The common stock options are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of the common stock options, as well as unearned compensation related to the common stock options.
     Antidilutive outstanding convertible debt shares that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 was 801,667. There was no convertible debt outstanding during the three months ended March 31, 2007. The convertible debt shares are considered antidilutive for any period where interest expense per common share obtainable on conversion exceeds basic earnings per share.
Note 4 — Investments
     The Company follows the provisions of SFAS 115, “Accounting For Certain Investments in Debt and Equity Securities” (“SFAS 115”). and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), in reporting its investments. The investments are carried on the Company’s balance sheet at an amortized cost of $9.8 million at March 31, 2008. The fair value of these investments was approximately $10.3 million at March 31, 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Investments Accounted for Under the Provisions of SFAS No. 115
     The investment accounted for under the provisions of SFAS 115 is carried on the Company’s balance sheet at an amortized cost of $6.4 million at March 31, 2008. This investment is an asset backed security with a principal amount of $6.8 million at March 31, 2008. The investment is collateralized by manufactured housing loans and is classified as held-to-maturity. It has a contractual maturity date of December 28, 2033. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the investment to maturity. The investment will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investment is regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investment. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three months ended March 31, 2008 and 2007.
Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of investments accounted for under the provisions of SOP 03-3 was approximately $3.4 million at March 31, 2008 and is included in investments in the consolidated balance sheet. During the three months ended March 31, 2008 the Company did not purchase or sell any investments accounted for under the provisions of SOP 03-3. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three months ended March 31, 2008 and 2007.
Note 5 — Loans Receivable, Held-For-Investment
     The carrying amounts of loans receivable, held-for-investment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Manufactured housing loans — securitized	$1,023,705	$1,051,015
Manufactured housing loans — unsecuritized	—	144,926
Accrued interest receivable	5,139	5,608
Deferred loan origination costs	3,600	5,612
Discount on purchased loans	(3,326)	(4,450)
Allowance for purchased loans	(1,161)	(913)
Allowance for loan loss	(8,184)	(7,882)

	$1,019,773	$1,193,916

     Activity in the allowance for loan losses is summarized as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Balance at beginning of period	$7,882	$8,456
Provision for loan losses	3,030	1,788
Transfers to loans held-for-sale	(313)	—
Gross charge-offs	(5,552)	(5,658)
Recoveries	3,137	2,967

Balance at end of period	$8,184	$7,553

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $110.5 million at March 31, 2008. Delinquency statistics (including repossessed inventory) on those loans are as follows at March 31, 2008 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	75	$2,690	2.4%
61-90	21	800	0.7%
Greater than 90	73	3,038	2.7%
Note 6 — Debt
     Total debt outstanding was as follows (in thousands):

	March 31, 2008	December 31, 2007
Warehouse financing	$46,470	$173,072
Securitization financing	858,507	884,650
Repurchase agreements	—	17,653
Notes payable — related party	14,739	14,593

	$919,716	$1,089,968

Warehouse Financing – Citigroup
     The Company, through its operating subsidiary Origen Financial L.L.C., currently has a supplemental advance securitization facility used for residual financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in March 2008, the facility is for a $55 million advance amount that is collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B, 2006-A, 2007-A and 2007-B securitizations. The outstanding balance on the facility was approximately $46.5 million at March 31, 2008. At March 31, 2008 all financial covenants were met. This facility was paid off in full and terminated in April 2008. (See Note 11 – “Subsequent Events” for further discussion.)
Securitization Financing – 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $92.1 million at March 31, 2008.
Securitization Financing – 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $92.6 million at March 31, 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Securitization Financing – 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $104.9 million at March 31, 2008.
Securitization Financing – 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and Class B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $115.1 million at March 31, 2008.
Securitization Financing – 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $163.6 million at March 31, 2008.
Securitization Financing – 2007-A Securitization
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2007-A securitization notes was approximately $167.9 million at March 31, 2008.
Securitization Financing – 2007-B Securitization
     On October 16, 2007, the Company completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest at one month LIBOR plus 120 basis points and have a contractual maturity date of September 2037. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The outstanding balance on the 2007-B securitization notes was approximately $122.3 million at March 31, 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Repurchase Agreements – Citigroup
     The Company had previously entered into four repurchase agreements with Citigroup. Three of the repurchase agreements were for the purpose of financing the purchase of investments in three asset backed securities with principal balances of $32.0 million, $3.1 million and $3.7 million respectively. The fourth repurchase agreement was for the purpose of financing a portion of the Company’s residual interest in the 2004-B securitization with a principal balance of $4.0 million. Under the terms of the agreements, the Company sold its interest in the securities with an agreement to repurchase them at a predetermined future date at the principal amount sold plus an interest component. In February 2008 these repurchase agreements were not renewed.
Notes Payable – Related Party
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $15 million secured financing arrangement (the $15 Million Loan”) with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of one of the Company’s principal stockholders. The Lender is a grantor revocable trust established by William M. Davidson as the grantor. Mr. Davidson is the sole member of Woodward Holding, LLC, which owns approximately 7% of the Company’s common stock. The sole manager of Woodward Holding, LLC is the Chairman of the Origen Board of Directors. The $15 Million Loan includes a senior secured promissory note (the “Note”) and a senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note are each one-year secured notes bearing interest at 8% per year and are secured by a portion of the Company’s rights to receive servicing fees on its loan servicing portfolio. The Note, which has an original principal amount of $10 million, and the Convertible Note, which has an original principal amount of $5 million, are each due on September 11, 2008. The term of the Note and the Convertible Note may be extended up to 120 days with the payment of additional fees. The Convertible Note may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $6.237 per share. In connection with the $15 Million Loan, the Company issued a stock purchase warrant to the Lender. The stock purchase warrant is a five-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.16 per share. The Note and the Convertible Note had an aggregate outstanding balance of $14.7 million at March 31, 2008, net of the unamortized discount related to the fair value of the warrants. (See Note 11 – “Subsequent Events” for further discussion.)
     The average balance and average interest rate on outstanding debt were as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing – Citigroup (1)	$158,991	5.6%	$170,002	7.2%
Securitization financing – 2004-A securitization	94,357	5.9%	104,871	5.7%
Securitization financing – 2004-B securitization	95,013	5.8%	106,089	5.7%
Securitization financing – 2005-A securitization	107,260	5.5%	118,918	5.4%
Securitization financing – 2005-B securitization	117,196	5.9%	128,903	5.8%
Securitization financing – 2006-A securitization	167,701	6.7%	181,267	6.0%
Securitization financing – 2007-A securitization	170,215	6.4%	119,196	5.9%
Securitization financing – 2007-B securitization	124,090	7.0%	26,561	6.9%
Repurchase agreements — Citigroup	10,045	5.1%	20,811	6.1%
Notes payable — related party (2)	14,643	12.7%	4,433	12.9%
Notes payable — servicing advances (3)	—	—	129	14.0%

(1)	Included facility fees.

(2)	Includes the amortization of the fair value of the related stock purchase warrants.

(3)	Includes non-use fees.
     At March 31, 2008, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2008 — $159.0 million; 2009 — $115.3 million; 2010 — $97.3 million; 2011 — $83.2 million; 2012 — $71.0 million and $393.9 million thereafter.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7 — Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or restricted stock grants. As of March 31, 2008, approximately 202,000 options and 595,000 non-vested stock awards were outstanding under the plan. There were no stock options granted, exercised or forfeited during the three months ended March 31, 2008. There were no restricted stock awards granted during the three months ended March 31, 2008. 643 stock awards vested and 9,503 non-vested stock awards were forfeited during the three months ended March 31, 2008. The compensation cost that has been charged against income for the plan was $373,000 and $392,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, approximately 228,000 shares of common stock remained available for issuance under the plan.
Note 8 — Derivative Instruments and Hedging Activity
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
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the three months ended March 31, 2008 the Company recognized no ineffectiveness in interest expense or in other non-interest income due to the ineffective portion of these hedges. During the three months ended March 31, 2007 the Company recognized no ineffectiveness in interest expense and a net loss of $17,000 in other non-interest income due to the ineffective portion of these hedges.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     For the three months ended March 31, 2008 and 2007, the Company reclassified net losses of $4.2 million and net gains of $21,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. Net unrealized losses of approximately $34.4 million related to cash flow hedges were included in accumulated other comprehensive income as of March 31, 2008. The Company expects to reclassify net gains of approximately $43,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income are expected to be reclassified into earnings by June 2016. As of March 31, 2008 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated a liability of $34.8 million, which is included in other liabilities in the consolidated balance sheet.
     In March 2008, the Company determined that its previously forecasted 2008-A securitization transaction would no longer occur. At the time of this determination, two interest rate swap contracts previously accounted for as cash flow hedges related to the Company’s forecasted 2008-A securitization no longer qualified as hedges and the interest rate swap contracts were terminated. As a result, $4.2 million in losses previously recorded in accumulated other comprehensive income were reclassified into earnings and were included in other non-interest income during the three months ended March 31, 2008.
Derivatives Not Designated as Hedge Instruments
     As of March 31, 2008, the Company had three open interest rate swap contracts which were not designated as hedges. These interest rate swap contracts were entered into in connection with other interest rate swap contracts which are accounted for as cash flow hedges for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A, 2007-A and 2007-B securitizations. The changes in the fair values of the interest rate swap contracts that are not designated and documented as hedges are recorded in earnings each period and are included in other non-interest income. During the three months ended March 31, 2008 and 2007, the Company recognized net gains of approximately $79,000 and $32,000 related to the changes in the fair values of these contracts.
Note 9 — Fair Value Measurements
     Effective January 1, 2008 the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring fair value under GAAP. The Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not elected to apply the fair value option for any financial instruments.
     SFAS 157 defines fair value as the exchange price that would be received for an asset paid or to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted market prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	March 31, 2008
				Assets/
	Fair Value Measurement Using			Liabilities at Fair
	Level 1	Level 2	Level 3	Value
Assets
Derivative assets	$—	$168	$—	$168

Total assets	$—	$168	$—	$168

Liabilities
Derivative liabilities	$—	$34,793	$—	$34,793

Total liabilities	$—	$34,793	$—	$34,793

     The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
     Certain assets are measured at fair value on a non-recurring basis. As of March 31, 2008, loans held-for-sale for which the Company had not elected the fair value option and were carried at the lower of cost or fair value, with an aggregate cost of $5.6 million had been written down to a fair value of $5.2 million, resulting in a charge of $0.4 million which was included in losses on sales of loans in the Company’s consolidated statement of operations. Additionally, as of March 31, 2008, investments held-to-maturity were carried at amortized cost of $9.8 million. These investments are periodically measured for impairment based on fair value measurements. At March 31, 2008, the fair value of these investments was $10.3 million.
Note 10 — Going Concern, Liquidity, Uncertainty and Management’s Plans
     The risks associated with the Company’s business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by a material decline in collateral values, which increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For the Company’s finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect the Company’s financial condition, results of operations and liquidity.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     The Company’s registered independent accountants expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report dated March 17, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s unaudited consolidated financial statements, as of and for the period ended March 31, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. Continued operations depend on the Company’s ability to meet its existing debt obligations. On April 8, 2008, the Company completed a $46 million secured financing transaction. The proceeds from this transaction were used to pay off the Company’s supplemental advance facility and the facility was terminated on April 8, 2008. Additionally, on April 30, 2008 the Company entered into an agreement for the sale of its servicing platform assets to Green Tree Servicing LLC (“Green Tree”), a privately held financial services organization headquartered in St. Paul, Minnesota, which services the nation’s largest portfolio of manufactured housing secured consumer loans and installment contracts, and is a leading servicer of residential mortgage loans and other consumer loan products. Completion of the sale is conditioned on approval by the Company’s stockholders, consents by third parties, including trustees of securitization trusts and rating agencies, and customary closing conditions for transactions of this type. There is no assurance that the sale transaction will be completed. (See Note 11 – “Subsequent Events” for further discussion related to the $46 million secured financing transaction, the agreement for the sale of the Company’s servicing platform assets and the planned use of proceeds from the sale of the Company’s servicing platform assets.) Based on the intrinsic value of the Company’s assets and expected cash flows from operations, the Company believes it will be able to meet its existing debt obligations in a timely manner.
Note 11 — Subsequent Events
     Related Party Loans
     On April 8, 2008, the Company, through its primary operating subsidiary, Origen Financial L.L.C., completed a $46 million secured financing (the “$46 Million Loan”) provided by the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”). In addition, the Company and the Lender made certain amendments to a $15 million loan (the “$15 Million Loan”) made by the Lender to Origen Financial L.L.C. on September 11, 2007 (See Note 6 – “Debt” for further discussion.)
     The Company used the proceeds of the $46 Million Loan to pay off its supplemental advance credit facility with Citigroup. Upon the pay off, the supplemental advance credit facility was terminated.
     The Lender is a grantor revocable trust established by William M. Davidson as the grantor.  Mr. Davidson is the sole member of Woodward Holding, LLC, which owns approximately 7% of Origen’s outstanding common stock.  The sole manager of Woodward Holding, LLC is Paul Halpern.  Mr. Halpern is the Chairman of the Company’s Board of Directors.
     The $46 Million Note is a three-year secured note bearing interest at 14.5% per year.  The $46 Million Note is due on April 8, 2011, but at the Company’s option, its maturity may be extended for one year if the Company pays an extension fee equal to 2% of the then-outstanding principal balance. The $46 Million Note is prepayable, provided that if it is paid off entirely in connection with a refinancing of the entire remaining principal owing under the note, the Company must pay a prepayment fee equal to 1.5% of the then-outstanding principal balance. The Company also issued a five-year stock purchase warrant (the “Warrant”) to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $1.22 per share, which was the closing consolidated bid price for Origen common stock on April 7, 2008. The Company has granted the Lender certain registration rights with respect to the common stock issuable upon the exercise of the Warrant and other unregistered shares that may be owned by the Lender and its affiliates.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     Also, in connection with the $46 Million Loan, the $15 Million Loan agreements were amended and restated. Under the amended and restated agreements, interest payments are now payable monthly rather than quarterly. The $15 Million Loan bears interest at 8% per year and is due on September 11, 2008, but at the Company’s option the maturity of the $15 Million Loan may be extended up to 120 days with the payment of additional fees.  Five million dollars of the principal balance of the $15 Million Loan had previously been convertible at Lender’s option into shares of the Company’s common stock at a conversion price of $6.237 per share. Under the amended and restated agreements, this conversion right has been terminated. Also, 500,000 warrants to purchase the Company’s common stock were terminated. These warrants were originally issued by the Company to Lender on September 11, 2007 in connection with the $15 Million Loan, were exercisable at Lender’s option until September 11, 2012 and had an exercise price of $6.16 per share.
     Both the $46 Million Loan and the $15 Million Loan are guaranteed by the Company, Origen Financial L.L.C. and the Company’s other primary operating subsidiaries and are secured by all of the assets of the Company and its primary operating subsidiaries, including Origen Financial L.L.C.
Purchase Agreement for the Sale of Servicing Platform Assets
     On April 30, 2008 the Company entered into an agreement for the sale of its servicing platform assets to Green Tree. The agreement provides for a purchase price for the acquired assets primarily based on 2.04% of the unpaid principal balance of the Company’s servicing portfolio that is transferred to Green Tree, calculated as of the closing date. As of March 31, 2008, the unpaid principal balance of the Company’s entire servicing portfolio was approximately $1.6 billion. The March 31, 2008, balance may not be representative of the closing date servicing portfolio balance used to determine the purchase price because the portfolio balance decreases over time as loans amortize. In addition, at the closing Green Tree will pay the Company 84.2% of the amount of certain servicing advances the Company has made but for which it has not been reimbursed as of the closing. Proceeds from the planned sale will be used to fully pay off the $15 Million Loan and partially pay off the $46 Million Loan.  As part of the sale transaction, Green Tree will assume the lease of the Company’s Fort Worth, Texas, servicing facility.
     Completion of the sale is conditioned on approval by the Company’s stockholders, consents by third parties, including trustees of securitization trusts and rating agencies, and customary closing conditions for transactions of this type.  The Company expects to present the proposed sale for approval at its annual meeting of shareholders.  Certain of the Company’s executive management and directors have entered into a voting agreement in support of the transaction.  There is no assurance that the sale transaction will be completed.

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
•	the risk that the inability to raise additional capital to meet our existing debt obligations could threaten our ability to continue as a going concern;

•	the performance of our manufactured housing loans;

•	our ability to borrow at favorable rates and terms;

•	conditions in the asset-backed securities market generally and the manufactured housing asset-backed securities market specifically, including rating agencies’ views on the manufactured housing industry;

•	the supply of manufactured housing loans;

•	interest rate levels and changes in the yield curve (which is the curve formed by the differing Treasury rates paid on one, two, three, five, ten and thirty year term debt);

•	our ability to use hedging strategies to insulate our exposure to changing interest rates;

•	changes in, and the costs associated with complying with, federal, state and local regulations, including consumer finance and housing regulations;

•	applicable laws, including federal income tax laws;

•	general economic conditions in the markets in which we operate;
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
     The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2008 in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     In October 2003, we began operations upon the acquisition of all of the equity interests of Origen Financial L.L.C. We also took steps to qualify Origen Financial, Inc. as a REIT. In the second quarter of 2004, we completed the initial public offering of our common stock. Currently our operations are conducted through our wholly-owned subsidiaries including Origen Financial L.L.C. and our taxable REIT subsidiaries, in order to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
     Recent and current conditions in the credit markets have adversely impacted our business and financial condition. During 2007 and through first quarter of 2008, the credit markets that we have normally depended on for warehouse lending for originations and for securitization of our originated loans, as well as the whole loan market for acquisition of loans we originate, deteriorated. This situation began with problems in the sub-prime loan market and subsequently has had the same effect on lenders and investors in asset classes other than sub-prime mortgages, such as our manufactured housing loans.
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
     Our business model depends on the availability of credit, both for the funding of newly originated loans and for the periodic securitization of pools of loans that have been originated and funded by short-term borrowings from warehouse lenders. The securitization process permits us to sell bonds secured by the loans we have originated. The proceeds from the bond sales are used to pay off the warehouse lenders and reestablish the availability of funding for newly originated loans.
     If warehouse funding is not available, or is available only on terms that do not permit us to profit from loan origination, our origination of loans for our own account only can be continued at a loss. If there is no market for securitization at rates of interest and leverage levels acceptable to us, our only alternative for satisfying our obligations under our warehouse line is to sell the manufactured housing loans. If purchasers are unwilling to pay at least the full amount advanced to borrowers plus all related fees and costs, the origination and sales of loans are not profitable for us.
     As a result of these conditions:
•	In February 2008, to satisfy our warehouse lender, we sold an asset-backed bond for $22.5 million, in order to fully pay off $19.6 million of repurchase agreements secured by this bond and three others that we continue to hold.

•	On March 13, 2008, because of the absence of a profitable exit in the securitization market and reduced pricing in the whole loan market, we suspended originating loans for our own account.

•	On March 13, 2008, we decreased our work force by 16% to reduce costs that were associated with originating loans for our own account.

•	Because of the unavailability of a profitable financing in the securitization market, on March 14, 2008, we sold our portfolio of approximately $174.6 million in aggregate principal balance of unsecuritized loans with a carrying value of approximately $175.7 million for approximately $155.0 million.

•	We used the proceeds from the loan sale primarily to pay off the outstanding loan balance of approximately $146.4 million on our warehouse credit facility, which expired on March 14, 2008.

•	On April 8, 2008 we completed a $46.0 million secured financing transaction with a related party. The proceeds from this financing and other funds were used to pay off the outstanding balance of approximately $46.7 million on our supplemental advance credit facility which would have expired on June 13, 2008. The facility was terminated on April 8, 2008.

•	On April 18, 2008, we decreased our work force by another 10% to further reduce costs that were associated with originating loans for our own account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	On April 30, 2008 we entered into an agreement for the sale of our servicing platform assets to Green Tree. Proceeds from the planned sale will be used to fully pay off the $15 Million Loan and partially pay off the $46 Million Loan. Completion of the sale is conditioned on approval by our stockholders, consents by third parties, including trustees of securitization trusts and rating agencies, and customary closing conditions for transactions of this type. We expect to present the proposed sale for approval at our annual meeting of shareholders. There is no assurance that the sale transaction will be completed.
     We believe that these actions were necessitated by and are a result of the market conditions described above. We do not believe that the actions reflect on the quality of our continuing business operations or the credit performance or long-term realizable value of our loan portfolio, which in our opinion continues to remain very high.
Going Concern
     Our unaudited financial statements as of and for the three months ended March 31, 2008 were prepared under the assumption that we will continue our operations as a going concern. In their audit report, included in our Annual Report on Form 10-K for the year ended December 31, 2007, our registered independent accountants expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Based on the intrinsic value of our assets, we believe we will be able to generate sufficient funds to meet all of our obligations and fund ongoing operations.
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
     Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Details regarding our critical accounting policies are described fully in Note 1 in the “Notes to Consolidated Financial Statements” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the three months ended March 31, 2008 and 2007.
Net Income
     Net losses for the three months ended March 31, 2008 were $25.0 million as compared to net income of $1.7 million during the three months ended March 31, 2007. The change of $26.7 million is discussed in detail below.
Net Interest Income
     Interest income increased 15.4% to approximately $24.0 million compared to approximately $20.8 million. This increase resulted primarily from an increase of approximately $184.9 million or 18.0% in average interest earning assets from $1,025.8 million to $1,210.7 million. The increase in average interest earning assets was almost entirely due to an increase in manufactured housing loans. The weighted average net interest rate on the loans receivable portfolio decreased to 7.9% from 8.1%.
     Interest expense increased $3.6 million, or 27.9%, to $16.5 million from $12.9 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $191.5 million to $1,034.8 million compared to $843.3 million, or 22.7%. The average interest rate on total debt outstanding increased from 6.0% to 6.2%.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended March 31 (dollars in thousands):

	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$1,166,678	$23,153	7.94%	$968,888	$19,698	8.13%
Investment securities	21,745	649	11.94%	41,231	951	9.23%
Other interest earning assets	22,300	164	2.94%	15,652	175	4.47%

Total	$1,210,723	$23,966	7.92%	$1,025,771	$20,824	8.12%

Interest bearing liabilities:
Loan funding facilities (2)	$1,034,824	$15,881	6.14%	$843,336	$12,553	5.95%
Repurchase agreements	10,045	129	5.14%	23,582	360	6.11%
Other interest bearing liabilities (3)	14,643	464	12.67%	216	7	12.96%

Total	$1,059,512	$16,474	6.22%	$867,134	$12,920	5.96%

Net interest income and interest rate spread		$7,492	1.70%		$7,904	2.16%

Net yield on average interest earning assets (4)			2.48%			3.08%

(1)	Net of loan servicing fees.

(2)	Included facility fees.

(3)	Included non-use fees and the amortization of the fair value of the related stock purchase warrant.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$4,021	$(566)	$3,455
Investment securities	(449)	147	(302)
Other interest earning assets	74	(85)	(11)

Total interest income	$3,646	$(504)	$3,142

Interest bearing liabilities:
Loan funding facilities	$2,850	$478	$3,328
Repurchase agreements	(207)	(24)	(231)
Other interest bearing liabilities	468	(11)	457

Total interest expense	$3,111	$443	$3,554

Decrease in net interest income			$(412)

Provision for Loan Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased, based on our constant default rate methodology, by 66.7%, to $3.0 million from $1.8 million. Net charge-offs were $2.4 million for the three months ended March 31, 2008 compared to $2.7 million for the three months ended March 31, 2007. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, decreased to 0.8% compared to 1.1%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Impairment of Purchased Loan Pool
     An impairment of $0.2 million in the carrying value of a previously purchased loan pool was recognized during the three months ended March 31, 2008 as a result of changes in projected cash flows. No impairment was recognized during the three months ended March 31, 2007.
Non-interest Income
     Non-interest income decreased $24.8 million to a loss of $19.9 million from income of $4.9 million. This increase was attributable to an increase of $0.7 million in servicing income and an increase of $0.4 million in other miscellaneous non-interest income offset by a loss of $21.7 million on loan sales and a loss of $4.2 million related to the termination of two interest rate swaps previously accounted for as cash flow hedges.
Non-interest Expenses
     Personnel expenses decreased by approximately $0.6 million, or 9.2%, to $5.9 million compared to $6.5 million. The increase is primarily the result of a decrease of $0.3 million in health insurance expense and a decrease of $0.3 million in payroll and payroll tax expenses.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses, increased approximately $0.5 million to $2.7 million, or approximately 2.3%, compared to $2.2 million. This increase is primarily the result of a $0.7 million increase in professional fees offset by a decrease of $0.2 million in travel and entertainment expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Receivable Portfolio and Asset Quality
     Net loans receivable, held-for-investment outstanding decreased 14.6% to $1,019.8 million at March 31, 2008 compared to $1,193.9 million at December 31, 2007. The decrease was the result of the sale, in March 2008, of loans with an aggregate principal balance of $174.6 million. Loans receivable, held-for-investment are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended March 31, 2008 decreased 47.3% to $41.4 million compared to $78.6 million for the three months ended March 31, 2007. The decrease is due to the suspension of loan origination activities for our own account. We additionally processed $29.8 million and $22.8 million in loans originated under third-party agreements for the three months ended March 31, 2008 and 2007, respectively.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loans receivable, held-for-investment portfolio (dollars in thousands):

	March 31, 2008	December 31, 2007
Number of loans receivable, held-for-investment	21,208	24,416
Average loan balance	$48	$49
Weighted average loan coupon (1)	9.45%	9.45%
Weighted average initial term	20 years	20 years

(1)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from the securitization of the loans that are accounted for as financings.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	March 31, 2008			December 31, 2007
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31– 60	228	$9,038	0.9%	248	$9,451	0.8%
61– 90	87	2,991	0.3%	86	3,496	0.3%
Greater than 90	154	7,436	0.7%	131	7,484	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three months ended March 31, 2008 the average outstanding principal balance of non-performing loans was approximately $7.5 million compared to $5.3 million for the three months ended March 31, 2007. Non-performing loans as a percentage of average loans receivable increased to 0.6% for the three months ended March 31, 2008 as compared to 0.5% for the three months ended March 31, 2007.
     We held 201 and 202 repossessed houses owned by us at March 31, 2008 and December 31, 2007, respectively. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $5.4 million at March 31, 2008 compared to $5.0 million at December 31, 2007, an increase of $0.4 million or 8.0%. This increase is the result of a change from selling the repossessed houses in the retail market as opposed to the wholesale market. As a result, we expect to realize increased recovery rates and longer sale periods.
     The allowance for credit losses increased, based on our constant default rate methodology, by $0.3 million to $8.2 million at March 31, 2008 from $7.9 million at December 31, 2007. Despite the 14.2% decrease in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and loans classified as held-for-sale, the allowance for credit losses increased 3.8%. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3 was approximately 0.8% at March 31, 2008 compared to approximately 0.7% at December 31, 2007. Net charge-offs were $2.4 million for the three months ended March 31, 2008 compared to $2.7 million for the three months ended March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     During the third and fourth quarters of 2007 and through the first quarter of 2008 the capital markets encountered unprecedented disruption as a result of difficulties in the sub-prime mortgage market. While we are not participants in that market, we nonetheless were negatively affected by the unsettled market conditions. Spreads widened across all spectrums of the asset-backed securities market and providers of warehouse lending facilities and other forms of operating capital severely tightened conditions and applied significantly more conservative market value determinations on the collateral underlying existing loan programs. The sale of our portfolio of unsecuritized loans during the first quarter of 2008 and the issuance of $46 million of senior secured promissory notes during April 2008, as described more fully below and elsewhere in this Form 10-Q, has temporarily enhanced our liquidity position. However, as described above under “Recent Developments,” market conditions have had a severe adverse effect on our liquidity and capital resources. Accordingly, among other actions, we have suspended originating loans for our own account and have not sought to renew or replace the credit facility used to originate loans.
     We require capital to meet our existing debt obligations, and to fund our loan servicing and other operations. At March 31, 2008 we had approximately $4.5 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations. Given that we have ceased originating loans for our own account, our business has become less capital intensive, and we believe that cash provided from operations will be sufficient to fund our ongoing business.
     Cash provided by operating activities during the three months ended March 31, 2008, totaled $158.7 million versus $1.4 million for the three months ended March 31, 2007. Cash provided by investing activities was $9.6 million for the three months ended March 31, 2008 versus $57.4 million for the three months ended March 31, 2007. Cash used to originate and purchase loans decreased 49.9%, or $40.6 million, to $40.7 million for the three months ended March 31, 2008 compared to $81.3 million for the three months ended March 31, 2007. Principal collections on loans totaled $24.3 million for the three months ended March 31, 2008 as compared to $22.3 million for the three months ended March 31, 2007, an increase of $2.0 million, or 9.0%. The increase in collections is primarily related to the increase in the average outstanding loan portfolio balance, which was $1,166.7 million for the three months ended March 31, 2008 compared to $968.9 million for the three months ended March 31, 2007.
     The primary sources of cash during the three months ended March 31, 2008 were from the sale of an asset-backed bond for $22.5 million and from the sale of loans for $156.9 million. We used $19.6 million from the asset-backed bond sale to fully pay off all of our obligations under repurchase agreements. We used $146.4 million from loan sales to pay off the outstanding balance on our warehouse credit facility, which expired on March 14, 2008.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our short-term securitization facility used for warehouse financing with Citigroup matured in March 2008. Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in August 2007, we pledged loans as collateral and in turn were advanced funds. The facility had a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. The outstanding balance on the facility was approximately $173.1 million at December 31, 2007. Additionally, the facility included a $55 million supplemental advance amount collateralized by our residual interests in our 2004-A, 2004-B, 2005-A, 2005-B, 2006-A, 2007-A and 2007-B securitizations. The supplemental advance facility expired in March 2008 and had been extended until June 13, 2008. On April 8, 2008 we completed a $46.0 million secured financing transaction with a related party. The proceeds from this financing and other funds were used to pay off the outstanding balance of approximately $46.5 million on our supplemental advance credit facility. The facility was terminated on April 8, 2008. (See Note 11 – “Subsequent Events” for further discussion.)
     On September 11, 2007, we entered into the $15 Million Loan with a related party. (See Note 6 – “Debt” for further discussion.) The $15 Million Loan had an aggregate outstanding balance of $14.7 million at March 31, 2008. Proceeds from the $15 Million Loan were used for general corporate purposes and to provide working capital. The $15 Million Loan is due on September 11, 2008, but can be extended at our option for up to 120 days upon payment of certain fees. On April 30, 2008 the Company entered into an agreement for the sale of its servicing platform assets to Green Tree. Completion of the sale is conditioned on approval by the Company’s stockholders, consents by third parties, including trustees of securitization trusts and rating agencies, and customary closing conditions for transactions of this type. Should the sale close, proceeds from the planned sale will be used to fully pay off the $15 Million Loan and partially pay off the $46 Million Loan. Proceeds to satisfy the remaining balance of this debt are expected to be provided by cash from operations and asset sales.
     Our unaudited financial statements as of and for the three months ended March 31, 2008 were prepared under the assumption that we will continue our operations as a going concern. In their audit report, included in our Annual Report on Form 10-K for the year ended December 31, 2007, our registered independent accountants expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the company.
     In September 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock we may sell under the registration statement from time to time, we have registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. We did not make any sales under the sales agreement with Brinson Patrick Securities Corporation during the three months ended March 31, 2008.
     Our long-term liquidity and capital requirements consist primarily of funds necessary to continue operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we may require external sources of capital, which may include sales of assets, sales of shares of our common stock, preferred stock, debt securities, convertible debt securities (either pursuant to our shelf registration statement on Form S-3 or otherwise) or third-party borrowings. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general capital market and economic conditions, general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, the access to reliable sources of credit enhancement, such as financial guarantees, all of which affect investors’ demand for equity and debt securities, including securitized debt securities. As has recently been demonstrated, general market conditions can change rapidly, and accordingly the level of access to liquidity and the cost of such liquidity can be negatively impacted in ways disproportionate to the credit performance of an entity’s underlying asset portfolio or the quality of its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The risks associated with the manufactured housing business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by a material decline in collateral values, which increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For our finance customers, loss of employment, increases in cost-of- living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect our financial condition, results of operations and liquidity.
     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $500.3 million and $420.0 million at March 31, 2008 and 2007, respectively. If LIBOR increased or decreased by 1.0% during the three months ended March 31, 2008 and 2007, we believe our interest expense would have increased or decreased by approximately $1.6 million and $0.9 million, respectively, based on the $631.0 million and $379.3 million average balance outstanding under our variable rate debt facilities for the three months ended March 31, 2008 and 2007, respectively. As a result of our hedging activity, the increase or decrease in interest expense would have been offset by $1.2 million and $0.5 million during the three months ended March 31, 2008 and 2007, respectively. We had no variable rate interest earning assets outstanding during the three months ended March 31, 2008 or 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following table shows the contractual maturity dates of our assets and liabilities at March 31, 2008. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Expected Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$4,477	$—	$—	$—	$4,477
Restricted cash	15,253	—	—	—	15,253
Investments	—	—	—	9,781	9,781
Loans receivable, held-for-investment, net	24,986	111,250	464,358	419,179	1,019,773
Loans held-for-sale	5,246	—	—	—	5,246
Servicing advances	2,830	2,901	—	—	5,731
Servicing rights	61	184	916	908	2,069
Furniture, fixtures and equipment, net	247	772	2,067	—	3,086
Repossessed houses	2,703	2,703	—	—	5,406
Other assets	3,187	1,522	3,852	5,993	14,554

Total assets	$58,990	$119,332	$471,193	$435,861	$1,085,376

Liabilities and Stockholders’ Equity

Warehouse financing	$46,470	$—	$—	$—	$46,470
Securitization financing	34,406	94,805	351,704	377,592	858,507
Notes payable – related party	—	14,739	—	—	14,739
Other liabilities	18,808	2,305	1,643	33,494	56,270

Total liabilities	99,704	111,849	353,347	411,086	975,986

Preferred stock	—	—	—	125	125
Common stock	—	—	—	260	260
Additional paid-in-capital	—	—	—	222,215	222,215
Accumulated other comprehensive loss	—	43	134	(34,565)	(34,388)
Distributions in excess of earnings	—	—	—	(78,822)	(78,822)

Total stockholders’ equity	—	43	134	109,213	109,390

Total liabilities and stockholders’ equity	$99,704	$111,892	$353,481	$520,299	$1,085,376

Interest sensitivity gap	$(40,714)	$7,440	$117,712	$(84,438)
Cumulative interest sensitivity gap	$(40,714)	$(33,274)	$84,438	—
Cumulative interest sensitivity gap to total assets	(3.75)%	(3.07)%	7.78%	—
     We believe the negative effect of a rise in interest rates is reduced by the securitization of our loans receivable, which in conjunction with our hedging strategies, fixes our cost of funds associated with the loans over the lives of such loans.
     Our hedging strategies use derivative financial instruments, such as interest rate swap contracts, to mitigate interest rate risk and variability in cash flows on our securitizations. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to offset potential increased interest expense and potential variability in cash flows under certain interest rate environments.
     We held six separate open derivative positions at March 31, 2008. All six of these positions were interest rate swaps.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Three of these positions are interest rate swaps related to our 2006-A, 2007-A and 2007-B securitizations. These interest rate swaps lock in the base LIBOR interest rate on the outstanding balances of the 2006-A, 2007-A and 2007-B variable rate notes at 5.48%, 5.12% and 5.23%, respectively, for the life of the notes. At March 31, 2008, the outstanding notional balances were $166.0 million, $169.1 million and $123.2 million on the 2006-A, 2007-A and 2007-B interest rate swaps, respectively.
     At March 31, 2008 we held three interest rate swaps which were not accounted for as hedges. Under the agreements, at March 31, 2008, we paid one month LIBOR and received fixed rates of 5.48%, 5.12% and 5.23% on outstanding notional balances of $1.9 million, $1.9 million and $1.8 million, respectively.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by expected maturity at March 31, 2008 (dollars in thousands):

	Interest Rate Sensitivity
						There-
	2008	2009	2010	2011	2012	after	Total
Interest sensitive assets
Interest bearing deposits	$22,300	$—	$—	$—	$—	$—	$22,300
Average interest rate	2.94%	—	—	—	—	—	2.94%
Investments	—	—	—	—	—	9,781	9,781
Average interest rate	—	—	—	—	—	11.94%	11.94%
Loans receivable, held-for-investment, net	99,500	142,902	128,840	113,782	100,154	434,595	1,019,773
Average interest rate	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%
Loans held-for-sale	5,246	—	—	—	—	—	5,246
Average interest rate	9.45%	—	—	—	—	—	9.45%
Derivative asset	—	—	—	—	—	168	168
Average interest rate	—	—	—	—	—	5.28%	5.28%

Total interest sensitive assets	$127,046	$142,902	$128,840	$113,782	$100,154	$444,544	$1,057,268

Interest sensitive liabilities
Warehouse financing	$46,470	$—	$—	$—	$—	$—	$46,470
Average interest rate	5.58%	—	—	—	—	—	5.58%
Securitization financing	97,820	115,332	97,294	83,223	71,034	393,804	858,507
Average interest rate	6.24%	6.24%	6.24%	6.24%	6.24%	6.24%	6.24%
Notes payable – related party	14,739	—	—	—	—	—	14,739
Average interest rate	12.67%	—	—	—	—	—	12.67%
Derivative liability	—	—	—	—	—	34,793	34,793
Average interest rate	—	—	—	—	—	5.28%	5.28%

Total interest sensitive liabilities	$159,029	$115,332	$97,294	$83,223	$71,034	$428,597	$954,509

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
     Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

PART II            OTHER INFORMATION
ITEM 6. Exhibits
     (a) Exhibits

Exhibit No.	Description	Method of Filing

4.1	Stock Purchase Warrant dated April 8, 2008 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

4.2	Registration Rights Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.1	Letter agreement dated March 20, 2008 between Origen Financial, Inc. and Benton E. Sergi. #	(2)

10.2	Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.3	Senior Secured Promissory Note in the original principal amount of $46,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.4	Amended and Restated Guaranty dated April 8, 2008 issued by Origen Financial, Inc., Origen Servicing, Inc. and Origen Securitization Company, LLC in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.5	Amended and Restated Security Agreement dated April 8, 2008 among Origen Financial L.L.C., Origen Financial, Inc., Origen Servicing, Inc., Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.6	Membership Pledge Agreement dated April 8, 2008 between Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.7	Stock and Membership Pledge Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.8	Membership Pledge Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.9	Amended and Restated Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.10	Amended and Restated Senior Secured Promissory Note in the original principal amount of $10,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.11	Amended and Restated Senior Secured Promissory Note in the original principal amount of $5,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.12	Asset Purchase Agreement dated April 30, 2008, by and among Origen Financial, Inc., Origen Servicing, Inc., Origen Financial, L.L.C. and Green Tree Servicing LLC	(3)

Exhibit No.	Description	Method of Filing

10.13	Voting Agreement, dated as of April 30, 2008, by and among GTH LLC, and the Persons set forth on Schedule I attached to the agreement	(3)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(4)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 8, 2008.

(2)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated March 20, 2008.

(3)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 30, 2008.

(4)	Filed herewith.

#	Management contract of compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 12, 2008

ORIGEN FINANCIAL, INC.
By:	/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr.,
Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Stock Purchase Warrant dated April 8, 2008 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

4.2	Registration Rights Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.1	Letter agreement dated March 20, 2008 between Origen Financial, Inc. and Benton E. Sergi. #	(2)

10.2	Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.3	Senior Secured Promissory Note in the original principal amount of $46,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.4	Amended and Restated Guaranty dated April 8, 2008 issued by Origen Financial, Inc., Origen Servicing, Inc. and Origen Securitization Company, LLC in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.5	Amended and Restated Security Agreement dated April 8, 2008 among Origen Financial L.L.C., Origen Financial, Inc., Origen Servicing, Inc., Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.6	Membership Pledge Agreement dated April 8, 2008 between Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.7	Stock and Membership Pledge Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.8	Membership Pledge Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.9	Amended and Restated Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(1)

10.10	Amended and Restated Senior Secured Promissory Note in the original principal amount of $10,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.11	Amended and Restated Senior Secured Promissory Note in the original principal amount of $5,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(1)

10.12	Asset Purchase Agreement dated April 30, 2008, by and among Origen Financial, Inc., Origen Servicing, Inc., Origen Financial, L.L.C. and Green Tree Servicing LLC	(3)

10.13	Voting Agreement, dated as of April 30, 2008, by and among GTH LLC, and the Persons set forth on Schedule I attached to the agreement	(3)

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(4)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 8, 2008.

(2)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated March 20, 2008.

(3)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 30, 2008.

(4)	Filed herewith.

#	Management contract of compensatory plan or arrangement.