Form 10-Q
period 2008-06-30
ORIGEN FINANCIAL INC
filed 2008-08-04
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2008: 25,926,149

Origen Financial, Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$7,773	$10,791
Restricted cash	15,507	16,290
Investments held to maturity	9,763	32,393
Loans receivable, net of allowance for losses of $8,518 and $7,882, respectively	989,267	1,193,916
Furniture, fixtures and equipment, net	994	1,601
Repossessed houses	5,235	4,981
Assets held for sale	8,501	9,817
Other assets	14,930	14,412

Total assets	$1,051,970	$1,284,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$—	$173,072
Securitization financing	825,760	884,650
Repurchase agreements	—	17,653
Notes payable — related party	60,208	14,593
Other liabilities	41,420	45,848

Total liabilities	927,388	1,135,816

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at June 30, 2008 and December 31, 2007, $1,000 per share liquidation preference	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,983,051 and 26,015,275 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	260	260
Additional paid-in-capital	225,626	221,842
Accumulated other comprehensive loss	(17,825)	(20,012)
Distributions in excess of earnings	(83,604)	(53,830)

Total stockholders’ equity	124,582	148,385

Total liabilities and stockholders’ equity	$1,051,970	$1,284,201

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)
For the periods ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Total interest income	$20,554	$22,439	$44,425	$43,115
Total interest expense	16,043	14,083	32,517	26,996

Net interest income before loan losses and impairment of purchased loan pool	4,511	8,356	11,908	16,119
Provision for loan losses	3,342	1,806	6,372	3,594
Impairment of purchased loan pool	19	—	267	—

Net interest income after loan losses and impairment of purchased loan pool	1,150	6,550	5,269	12,525
Non-interest income (loss)
Servicing income	657	1,094	1,305	1,183
Losses on loans held for sale	(718)	—	(22,377)	—
Other	941	496	(2,395)	1,061

Total non-interest income (loss)	880	1,590	(23,467)	2,244
Non-interest Expenses
Personnel	5,503	4,557	9,646	9,167
Loan origination and servicing	268	361	627	731
State business taxes	104	161	293	226
Other operating	1,906	1,535	4,069	3,181

Total non-interest expense	7,781	6,614	14,635	13,305

Income (loss) from continuing operations before income taxes	(5,751)	1,526	(32,833)	1,464
Income tax expense	29	—	62	—

Income (loss) from continuing operations	(5,780)	1,526	(32,895)	1,464
Income from discontinued operations, net of income taxes	1,006	1,303	3,129	3,070

NET INCOME (LOSS)	$(4,774)	$2,829	$(29,766)	$4,534

Weighted average common shares outstanding, basic	25,491,187	25,292,335	25,450,530	25,251,000

Weighted average common shares outstanding, diluted	25,491,187	25,423,422	25,450,530	25,357,808

Basic earnings per common share:
Income (loss) from continuing operations	$(0.23)	$0.06	$(1.29)	$0.06
Income from discontinued operations	0.04	0.05	0.12	0.12

Net income (loss)	$(0.19)	$0.11	$(1.17)	$0.18

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.23)	$0.06	$(1.29)	$0.06
Income from discontinued operations	0.04	0.05	0.12	0.12

Net income (loss)	$(0.19)	$0.11	$(1.17)	$0.18

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
For the periods ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(4,774)	$2,829	$(29,766)	$4,534

Other comprehensive income:
Net unrealized gains (losses) on interest rate swaps	16,576	7,242	(1,972)	6,600
Reclassification adjustment for net (gains) losses included in net income (loss)	(13)	(203)	4,159	(224)

Total other comprehensive income	16,563	7,039	2,187	6,376

Comprehensive income (loss)	$11,789	$9,868	$(27,579)	$10,910

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the six months ended June 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(29,766)	$4,534
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	6,372	3,594
Investment impairment	11	—
Impairment of purchased loan pool	267	—
Losses on loans held for sale	22,377	—
Depreciation and amortization	3,498	2,633
Compensation expense recognized under share-based compensation plans	2,963	784
Proceeds from loan sales	162,336	—
Decrease in servicing advances	1,013	1,908
Increase in other assets	(2,503)	(5,100)
Increase in other liabilities	1,997	3,258

Net cash provided by operating activities	168,565	11,611
Cash Flows From Investing Activities
(Increase) decrease in restricted cash	783	(3,756)
Proceeds from sale of investments	22,400	—
Origination and purchase of loans	(44,601)	(204,277)
Principal collections on loans	51,275	49,459
Proceeds from sale of repossessed houses	6,309	5,140
Capital expenditures, net	174	(353)

Net cash provided by (used in) investing activities	36,340	(153,787)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	—	101
Retirement of common stock	(38)	(322)
Dividends paid	(8)	(2,593)
Payment upon termination of hedging transaction	(4,198)	—
Proceeds from securitization financing	—	184,389
Repayment of securitization financing	(58,954)	(52,478)
Proceeds from advances under repurchase agreements	1,888	—
Repayment of advances under repurchase agreements	(19,541)	(313)
Proceeds from warehouse financing	30,800	201,480
Repayment of warehouse financing	(203,872)	(187,868)
Proceeds from notes payable – related party	46,000	—
Net change in notes payable – servicing advances	—	(1,628)

Net cash provided by (used in) financing activities	(207,923)	140,768

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,018)	(1,408)
Cash and cash equivalents, beginning of period	10,791	2,566

Cash and cash equivalents, end of period	$7,773	$1,158

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,064	$26,618
Cash paid for income taxes	$103	$25
Non-cash financing activities:
Non-vested common stock issued as unearned compensation	$—	$328
Loans transferred to repossessed houses and held for sale	$10,228	$9,609
The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 – Basis of Presentation
          The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the periods ended June 30, 2008 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from prior periods have been reclassified in order to reflect the servicing platform assets as discontinued operations. (See Note 11 – “Discontinued Operations” and Note 12 – “Subsequent Events” for further discussion.) The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
          The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements.
          The Company’s registered independent accountants expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report dated March 17, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s unaudited consolidated financial statements, as of and for the periods ended June 30, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. These unaudited consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 10.
Note 2 – Recent Accounting Pronouncements
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
The Hierarchy of Generally Accepted Accounting Principles
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. SFAS 162 is effective sixty days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. At this time, the Company does not expect the adoption of SFAS 162 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Per Share Data
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Potential dilutive common shares primarily consist of employee stock options, non-vested common stock awards, stock purchase warrants and convertible notes. The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$(5,780)	$1,526	$(32,895)	$1,464
Preferred stock dividends	(4)	(4)	(8)	(8)

Income (loss) from continuing operations available to common shareholders	$(5,784)	$1,522	$(32,903)	$1,456

Denominator:
Weighted average common shares for basic EPS	25,491	25,292	25,451	25,251
Effect of dilutive securities:
Incremental shares – non-vested stock awards	—	131	—	107

Weighted average common shares for diluted EPS	25,491	25,423	25,451	25,358

Income (loss) from continuing operations per share, basic	$(0.23)	$0.06	$(1.29)	$0.06

Income (loss) from continuing operations per share, diluted	$(0.23)	$0.06	$(1.29)	$0.06

     Antidilutive outstanding stock purchase warrants that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008, were 2,438,462 and 1,469,231, respectively. The stock purchase warrants are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant period or if the Company realized a net loss for the period. Assumed proceeds include proceeds from the exercise of the stock purchase warrants. There were no stock purchase warrants outstanding during the three and six months ended June 30, 2007.
     Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 were 199,571 and 200,786, respectively. Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 were 238,588 and 241,044, respectively. The common stock options are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant periods or if the Company realized a net loss for the period. Assumed proceeds include proceeds from the exercise of the common stock options, as well as unearned compensation related to the common stock options.
     Antidilutive outstanding convertible debt shares that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 were 61,667 and 431,667, respectively. There was no convertible debt outstanding during the three and six months ended June 30, 2007. The convertible debt shares are considered antidilutive for any period where interest expense per common share obtainable on conversion exceeds basic earnings per share or if the Company realized a net loss for the period.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Investments
          The Company follows the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in reporting its investments. The investments are carried on the Company’s balance sheet at an amortized cost of $9.8 million at June 30, 2008. The fair value of these investments was approximately $10.3 million at June 30, 2008.
Investments Accounted for Under the Provisions of SFAS No. 115
     The investment accounted for under the provisions of SFAS 115 is carried on the Company’s balance sheet at an amortized cost of $6.4 million at June 30, 2008. This investment is an asset backed security with a principal amount of $6.8 million at June 30, 2008. The investment is collateralized by manufactured housing loans and is classified as held-to-maturity. It has a contractual maturity date of December 28, 2033. As prescribed by the provisions of SFAS 115 the Company has both the intent and ability to hold the investment to maturity. The investment will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investment is regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investment. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to these investments during the three and six months ended June 30, 2008 and 2007.
Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of investments accounted for under the provisions of SOP 03-3 was approximately $3.4 million at June 30, 2008 and is included in investments in the consolidated balance sheet. During the six months ended June 30, 2008 the Company did not purchase or sell any investments accounted for under the provisions of SOP 03-3. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. An other-than-temporary impairment of $11,000 was recorded during the three and six months ended June 30, 2008 and is included in other non-interest expenses in the Company’s consolidated statement of operations. No impairment was recorded relating to these investments during the three and six months ended June 30, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Loans Receivable
          The carrying amounts of loans receivable consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Manufactured housing loans — securitized	$990,305	$1,051,015
Manufactured housing loans — unsecuritized	2,814	144,926
Accrued interest receivable	5,570	5,608
Deferred loan origination costs	3,416	5,612
Discount on purchased loans	(3,140)	(4,450)
Allowance for purchased loans	(1,180)	(913)
Allowance for loan losses	(8,518)	(7,882)

	$989,267	$1,193,916

          Activity in the allowance for loan losses is summarized as follows for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$8,184	$7,553	$7,882	$8,456
Provision for loan losses	3,342	1,806	6,372	3,594
Transferred to loans held-for-sale	—	—	(313)	—
Gross charge-offs	(5,956)	(4,570)	(11,508)	(10,228)
Recoveries	2,948	2,553	6,085	5,520

Balance at end of period	$8,518	$7,342	$8,518	$7,342

          Total principal balance of loans serviced that the Company has previously securitized and accounted for as a sale was approximately $107.2 million at June 30, 2008. Delinquency statistics (including repossessed inventory) on those loans are as follows at June 30, 2008 (dollars in thousands):

	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio
31-60	99	$3,608	3.4%
61-90	30	1,180	1.1%
Greater than 90	72	3,034	2.8%
Note 6 – Debt
          Total debt outstanding was as follows (in thousands):

	June 30,	December 31,
	2008	2007
Warehouse financing	$—	$173,072
Securitization financing	825,760	884,650
Repurchase agreements	—	17,653
Notes payable – related party	60,208	14,593

	$885,968	$1,089,968

Securitization Financing – 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $88.4 million at June 30, 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Securitization Financing – 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $88.3 million at June 30, 2008.
Securitization Financing – 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $100.0 million at June 30, 2008.
Securitization Financing – 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and Class B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $111.0 million at June 30, 2008.
Securitization Financing – 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $157.2 million at June 30, 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Securitization Financing – 2007-A Securitization
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2007-A securitization notes was approximately $162.2 million at June 30, 2008.
Securitization Financing – 2007-B Securitization
     On October 16, 2007, the Company completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest at one month LIBOR plus 120 basis points and have a contractual maturity date of September 2037. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The outstanding balance on the 2007-B securitization notes was approximately $118.7 million at June 30, 2008.
Notes Payable – Related Party
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $15 million (the “$15 million Note”) and a $46 million secured financing arrangement (the “$46 million Note”) with the William M. Davidson Trust u/a/d 12/13/04 (the “Davidson Trust”), an affiliate of one of the Company’s principal stockholders. The $15 million Note is a one-year secured note bearing interest at 8% per year and is due on September 11, 2008. The $46 million Note is a three-year secured note bearing interest at 8% per year and is due on April 8, 2011. The Company also issued a five-year stock purchase warrant to the Davidson Trust to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $1.22 per share. The $15 million Note and the $46 million Note had an aggregate outstanding balance of $60.2 million at June 30, 2008, net of the unamortized discount related to the fair value of the stock purchase warrant.
     The average balance and average interest rate of outstanding debt were as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing – Citigroup (1)	$86,900	6.2%	$170,002	7.2%
Securitization financing – 2004-A securitization	92,528	5.9%	104,871	5.7%
Securitization financing – 2004-B securitization	93,057	5.9%	106,089	5.7%
Securitization financing – 2005-A securitization	105,299	5.5%	118,918	5.4%
Securitization financing – 2005-B securitization	115,469	5.9%	128,903	5.8%
Securitization financing – 2006-A securitization	164,515	6.7%	181,267	6.0%
Securitization financing – 2007-A securitization	167,945	6.5%	119,196	5.9%
Securitization financing – 2007-B securitization	122,577	7.0%	26,561	6.9%
Repurchase agreements — Citigroup	5,022	5.1%	20,811	6.1%
Notes payable — related party (2)	30,106	18.1%	4,433	12.9%
Notes payable — servicing advances (3)	—	—	129	14.0%

(1)	Included facility fees. This facility was paid off in full and terminated in April 2008.

(2)	Includes the amortization of the fair value of the related stock purchase warrants.

(3)	Includes non-use fees. This facility was paid off in full and terminated in September 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     At June 30, 2008, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2008 — $78.4 million; 2009 — $115.3 million; 2010 — $97.3 million; 2011 — $128.4 million; 2012 — $71.0 million and $395.5 million thereafter.
Note 7 – Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or restricted stock grants. As of June 30, 2008, approximately 189,000 options and 400,000 non-vested stock awards were outstanding under the plan. There were 13,000 stock options cancelled and no stock options granted or exercised during the three and six months ended June 30, 2008. There were no restricted stock awards granted during the three and six months ended June 30, 2008. 191,230 and 192,230 stock awards vested and 4,334 and 13,837 non-vested stock awards were forfeited during the three and six months ended June 30, 2008, respectively. In connection with the Company’s sale of its servicing platform assets, the vesting of all outstanding non-vested stock awards was accelerated to July 1, 2008. (See Note 12 – “Subsequent Events” for further discussion.) As a result, 399,850 non-vested stock awards vested on July 1, 2008 and the compensation expense related to these awards was recognized during the three months ended June 30, 2008. The compensation cost that has been charged against income for the plan was $2,590,000 and $2,963,000 for the three and six months ended June 30, 2008, respectively, and $392,000 and $784,000 for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, approximately 263,000 shares of common stock remained available for issuance under the plan.
Note 8 – Derivative Instruments and Hedging Activity
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the three and six months ended June 30, 2008 the Company recognized no ineffectiveness in interest expense or in other non-interest income due to the ineffective portion of these hedges. During both the three and six months ended June 30, 2007, the Company reduced interest expense by $16,000 due to the ineffective portion of these hedges. During the three and six months ended June 30, 2007, the Company recognized net gains of $2,000 and net losses of $15,000, respectively, in other non-interest income due to the ineffective portion of these hedges.
     In March 2008, the Company determined that its previously forecasted 2008-A securitization transaction would no longer occur. At the time of this determination, two interest rate swap contracts previously accounted for as cash flow hedges related to the Company’s forecasted 2008-A securitization no longer qualified as hedges and the interest rate swap contracts were terminated. As a result, $4.2 million in losses previously recorded in accumulated other comprehensive income were reclassified into earnings and were included in other non-interest income during the six months ended June 30, 2008. There were no such items during the three months ended June 30, 2008.
     During the three and six months ended June 30, 2008, the Company reclassified net gains of $13,000 and $39,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. During the three and six months ended June 30, 2007 the Company reclassified net gains of approximately $203,000 and $224,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. Net unrealized losses of approximately $17.8 million related to cash flow hedges were included in accumulated other comprehensive income as of June 30, 2008. The Company expects to reclassify net gains of approximately $33,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income are expected to be reclassified into earnings by June 2016. As of June 30, 2008 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated a liability of $18.2 million, which is included in other liabilities in the consolidated balance sheet.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Derivatives Not Designated as Hedge Instruments
     As of June 30, 2008, the Company had three open interest rate swap contracts which were not designated as hedges. These interest rate swap contracts were entered into in connection with other interest rate swap contracts which are accounted for as cash flow hedges for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A, 2007-A and 2007-B securitizations. The changes in the fair values of the interest rate swap contracts that are not designated and documented as hedges are recorded in earnings each period and are included in other non-interest income. During the three and six months ended June 30, 2008, the Company recognized net losses of approximately $75,000 and net gains of approximately $4,000, respectively, related to the changes in the fair values of these contracts. During the three and six months ended June 30, 2007, the Company recognized net losses, related to the changes in the fair values of these contracts, of approximately $67,000 and $35,000, respectively. The fair value of these contracts at June 30, 2008 approximated an asset of $93,000, which is included in other liabilities in the consolidated balance sheet.
Note 9 – Fair Value Measurements
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
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	June 30, 2008
	Fair Value Measurement Using
				Assets/
				Liabilities at Fair
	Level 1	Level 2	Level 3	Value

Assets
Derivative assets	$—	$93	$—	$93

Total assets	$—	$93	$—	$93

Liabilities
Derivative liabilities	$—	$18,217	$—	$18,217

Total liabilities	$—	$18,217	$—	$18,217

     The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs
(Level 3).
     Certain of the Company’s assets are measured at fair value on a non-recurring basis. As of June 30, 2008, assets held-for-sale related to discontinued operations were carried at the lower of the current carrying value or fair value. As of June 30, 2008 the carrying value of these assets was $8.5 million. The fair value of these assets was approximately $8.5 million as of June 30, 2008. Additionally, as of June 30, 2008, investments held-to-maturity were carried at amortized cost of $9.8 million. These investments are periodically measured for impairment based on fair value measurements. At June 30, 2008, the fair value of these investments was approximately $10.3 million.
Note 10 – Going Concern
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
     The Company’s registered independent accountants expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report dated March 17, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s unaudited consolidated financial statements, as of and for the periods ended June 30, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. Continued operations depend on the Company’s ability to meet its existing debt obligations. On April 8, 2008, the Company completed a $46 million secured financing transaction. The proceeds from this transaction were used to pay off the Company’s supplemental advance facility and the facility was terminated on April 8, 2008. On April 30, 2008 the Company entered into an agreement for the sale of its servicing platform assets to Green Tree Servicing LLC (“Green Tree”), a leading servicer of manufactured housing loans and other residential and consumer loans. This sale was completed on July 1, 2008. On July 31, 2008, the Company completed a sale of certain assets of its loan origination and insurance business to a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry. (See Note 12 – “Subsequent Events”) Based on the proceeds from these sales and the Company’s expected cash flows from operations, the Company believes it will be able to meet its existing debt obligations in a timely manner.
Note 11 – Discontinued Operations
     Discontinued operations include the Company’s servicing platform assets, which meets the definition of a “component of an entity,” and have been accounted for under SFAS 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect discontinued operations for all periods presented. On April 30, 2008 the Company entered into an agreement for the sale of its servicing platform assets to Green Tree. The transaction was approved by the Company’s stockholders as part of an Asset Disposition and Management Plan at the Company’s annual meeting of stockholders held on June 25, 2008. On July 1, 2008, the Company completed the sale of its servicing platform assets to Green Tree for an estimated $36.9 million, which was subsequently adjusted downward to $36.7 million on July 31, 2008, pursuant to the terms of the purchase agreement. The proceeds were used to repay approximately $28.0 million in related party debt. (See Note 12 – “Subsequent Events”)
     The following summarizes the results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$4,021	$3,957	$8,556	$8,344

Pre-tax income	$993	$1,299	$3,129	$3,078
Income tax expense (benefit)	(13)	(4)	—	8

Income from discontinued operations, net of income taxes	$1,006	$1,303	$3,129	$3,070

     “Assets held for sale” in the Company’s Consolidated Balance Sheet includes the following:

	June 30, 2008	December 31, 2007
Servicing advances	$5,285	$6,298
Servicing rights	1,991	2,146
Furniture, fixtures and equipment, net	1,225	1,373

	$8,501	$9,817

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Subsequent Events
Sale of Servicing Platform Assets
     On April 30, 2008 the Company entered into an agreement for the sale of its servicing platform assets to Green Tree. The transaction was approved by the Company’s stockholders as part of an Asset Disposition and Management Plan at the Company’s annual meeting of stockholders held on June 25, 2008. On July 1, 2008, the Company completed the sale of its servicing platform assets to Green Tree.
     The purchase price paid by Green Tree on July 1, 2008, pursuant to the asset purchase agreement (“Purchase Agreement”) governing the sale of assets was approximately $36.9 million. The purchase price was calculated as follows: (i) 2.04% of the unpaid principal balance of the principal amount of loans for which Origen acts as servicer or sub-servicer as of the closing date; (ii) 84.2% of the aggregate amount of the unreimbursed servicing advances; (iii) 75.0 % of the aggregate amount of unearned unreimbursed force-placed insurance premiums; and (iv) $1.00 for the goodwill associated with Origen’s role as a servicing party, including software applications, know-how and policies and procedures. The purchase price was subject to upward or downward adjustment within thirty days of the closing date based upon actual amounts that were estimated as of the closing date. On July 31, 2008 the price was adjusted downward to $36.7 million pursuant to the terms of the purchase agreement. Additionally, the adjustment period was extended by 30 days.
          Pursuant to the Purchase Agreement: (i) Green Tree was appointed as a successor servicer under the loan servicing agreements to which the Company is a party; (ii) Green Tree was assigned the Company’s right to receive payment of earned but unreimbursed force-placed premiums and unreimbursed servicing advances made on the accounts being serviced; (iii) Green Tree was assigned the Company’s rights under the lease of its Fort Worth servicing facility; (iv) certain personal property at such facility was transferred to Green Tree; and (v) Green Tree was assigned the Company’s goodwill associated with its role as a servicing party.
          Proceeds from the sale were used in part to repay in its entirety the Company’s $15.0 million loan from the Davidson Trust, originally incurred in September 2007 and to pay down approximately $13 million in principal amount of the Company’s $46.0 million Note from the Davidson Trust, originally incurred in April 2008. The Davidson Trust is an affiliate of William M. Davidson. As of July 1, 2008, Mr. Davidson was the sole member of Woodward Holding, LLC. Paul A. Halpern, the Chairman of Origen’s Board of Directors, is the sole manager of Woodward Holding, LLC and is employed by Guardian Industries Corp. and its affiliates, of which Mr. Davidson is the principal. On July 11, 2008, Mr. Davidson sold 60% of the membership interests of Woodward Holding, LLC to Mr. Halpern and the remaining 40% of the membership interests to a third party. The remainder of the proceeds from the sale to Green Tree will be used to pay transaction costs and for working capital purposes, which includes ongoing operating costs and the costs associated with severance, retention and change-in-control payments.
Sale of Origination Platform Assets
     On July 31, 2008, the Company completed a sale of certain assets of its loan origination and insurance business to a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry.

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
     The following discussion and analysis of our consolidated financial condition and results of operations as of and for the periods ended June 30, 2008 in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     In October 2003, we began operations upon the acquisition of all of the equity interests of Origen Financial L.L.C. We also took steps to qualify Origen Financial, Inc. as a REIT. In the second quarter of 2004, we completed the initial public offering of our common stock. Our operations were conducted through our wholly-owned subsidiaries including Origen Financial L.L.C. and our taxable REIT subsidiaries, in order to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
     Recent and current conditions in the credit markets have adversely impacted our business and financial condition. During 2007 and through the first six months of 2008, the credit markets that we normally depended on for warehouse lending for originations and for securitization of our originated loans, as well as the whole loan market for acquisition of loans we originated, deteriorated. This situation began with problems in the sub-prime loan market and subsequently has had the same effect on lenders and investors in asset classes other than sub-prime mortgages, such as our manufactured housing loans.
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
     Our business model depended on the availability of credit, both for the funding of newly originated loans and for the periodic securitization of pools of loans that have been originated and funded by short-term borrowings from warehouse lenders. The securitization process permitted us to sell bonds secured by the loans we originated. The proceeds from the bond sales were used to pay off the warehouse lenders and reestablish the availability of funding for newly originated loans.
     When warehouse funding is not available, or is available only on terms that do not permit us to profit from loan origination, our origination of loans for our own account could only can be continued at a loss. If there is no market for securitization at rates of interest and leverage levels acceptable to us, our only alternative for satisfying our obligations under our warehouse line is to sell the manufactured housing loans. If purchasers are unwilling to pay at least the full amount advanced to borrowers plus all related fees and costs, the origination and sales of loans are not profitable for us.
     As a result of these conditions:
•	In February 2008, to satisfy our warehouse lender, we sold an asset-backed bond for $22.5 million, in order to fully pay off $19.6 million of repurchase agreements secured by this bond and three other bonds that we continue to hold.

•	On March 13, 2008, because of the absence of a profitable exit in the securitization market and reduced pricing in the whole loan market, we suspended originating loans for our own account.

•	Because of the unavailability of a profitable financing in the securitization market, on March 14, 2008, we sold our portfolio of approximately $174.6 million in aggregate principal balance of unsecuritized loans with a carrying value of approximately $175.7 million for approximately $155.0 million.

•	We used the proceeds from the loan sale primarily to pay off the outstanding loan balance of approximately $146.4 million on our warehouse credit facility, which expired on March 14, 2008.

•	On April 8, 2008 we completed a $46.0 million secured financing transaction with a related party. The proceeds from this financing and other funds were used to pay off the outstanding balance of approximately $46.7 million on our supplemental advance credit facility which would have expired on June 13, 2008. The facility was terminated on April 8, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	On April 30, 2008 we entered into an agreement for the sale of our servicing platform assets to Green Tree. The transaction was approved by our stockholders as part of an Asset Disposition and Management Plan at our annual meeting of stockholders held on June 25, 2008. On July 1, 2008, we completed the sale of our servicing platform assets to Green Tree for an estimated $36.9 million, which was subsequently adjusted downward to $36.7 million on July 31, 2008, pursuant to the terms of the purchase agreement. The proceeds were used to repay approximately $28.0 million in related party debt. (See Note 12 — “Subsequent Event”)

•	On July 31, 2008, we completed a sale of certain assets of our loan origination and insurance business to a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry.

•	As a result of the developments discussed above, we have decreased our workforce by 81% since December 31, 2007.
     We believe that these actions were necessitated by and are a result of the market conditions described above. We do not believe that the actions reflect on the quality of our continuing business operations or the credit performance or long-term realizable value of our loan portfolio, which in our opinion continues to remain very high. After the sale of our servicing and origination assets as described above, our business essentially consists of actively managing our residual interests in our securitized loan portfolios.
Going Concern
     Our unaudited financial statements as of and for the periods ended June 30, 2008 were prepared under the assumption that we will continue our operations as a going concern. In their audit report, included in our Annual Report on Form 10-K for the year ended December 31, 2007, our registered independent accountants expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Based on the proceeds from the July 1, 2008 sale of our servicing platform assets and our July 31, 2008 sale of our origination platform assets, as discussed above, and our expected cash flows from operations, we believe we will be able to meet our existing debt obligations in a timely manner.
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
Comparison of the three months ended June 30, 2008 and 2007
Net Income
     Net losses for the three months ended June 30, 2008 were $4.8 million as compared to net income of $2.8 million during the three months ended June 30, 2007. Losses from continuing operations for the three months ended June 30, 2008 were $5.8 million as compared to income from continuing operations of $1.5 million during the three months ended June 30, 2007. Income from discontinued operations for the three months ended June 30, 2008 and 2007 was $1.0 million and $1.3 million, respectively. The change of $7.3 million in income/loss from continuing operations is discussed in detail below.
Net Interest Income
     Interest income decreased 8.0% to approximately $20.6 million compared to approximately $22.4 million. This decrease resulted primarily from a decrease of approximately $80.6 million or 7.2% in average interest earning assets from $1,113.3 million to $1,032.7 million. The weighted average net interest rate on the loans receivable portfolio remained steady at 8.1%.
     Interest expense increased $1.9 million, or 13.5%, to $16.0 million from $14.1 million. The majority of our interest expense relates to interest on our loan funding facilities. The increase is attributable to an increase in the interest rate on total debt outstanding from 5.9% to 7.0%.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended June 30 (dollars in thousands):

	2008 (1)			2007 (1)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (2)	$1,001,273	$20,208	8.07%	$1,051,994	$21,364	8.12%
Investment securities	9,675	321	13.27%	41,254	962	9.33%
Other interest earning assets	21,598	94	1.74%	20,033	258	5.15%

Total	$1,032,546	$20,623	7.99%	$1,113,281	$22,584	8.11%

Interest bearing liabilities (3):
Loan funding facilities	$861,756	$13,790	6.40%	$929,909	$13,723	5.90%
Repurchase agreements	—	—	—	23,478	360	6.13%
Other interest bearing liabilities (4)	45,569	2,253	19.78%	146	6	16.44%

Total	$907,325	$16,043	7.07%	$953,533	$14,089	5.91%

Net interest income and interest rate spread		$4,580	0.92%		$8,495	2.20%

Net yield on average interest earning assets (5)			1.78%			3.05%

(1)	Includes amounts for continuing and discontinued operations.

(2)	Net of loan servicing fees.

(3)	Included facility fees.
(4)	Included non-use fees and the amortization of the fair value of the related stock purchase warrant.

(5)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$(1,030)	$(126)	$(1,156)
Investment securities	(736)	95	(641)
Other interest earning assets	20	(184)	(164)

Total interest income	$(1,746)	$(215)	$(1,961)

Interest bearing liabilities:
Loan funding facilities	$(1,006)	$1,073	$67
Repurchase agreements	(360)	—	(360)
Other interest bearing liabilities	1,711	536	2,247

Total interest expense	$345	$1,609	$1,954

Decrease in net interest income			$(3,915)

Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased, by 83.3% to $3.3 million from $1.8 million. During the three months ended June 30, 2008 we ceased the origination of loans for our own account. Additionally, during the six months ended June 30, 2008 we sold the vast majority of the loans we originated since September 2007. As a result, the bulk of our loans are moving towards their expected peak loss years. As such, we have seen an increase in the provision for loan losses and we expect to continue to see increases in the future as the bulk of the portfolio ages through its expected peak loss years. Net charge-offs were $3.0 million for the three months ended June 30, 2008 compared to $2.0 million for the three months ended June 30, 2007. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, increased to 1.2% compared to 0.8%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Impairment of Purchased Loan Pool
     As a result of changes in expected future cash flows, an impairment of $19,000 in the carrying value of a previously purchased loan pool was recognized during the three months ended June 30, 2008. No impairment was recognized during the three months ended June 30, 2007.
Non-interest Income
     Non-interest income decreased $0.7 million, or 43.8% from $1.6 million to $0.9 million. This decrease was primarily attributable to $0.7 million in losses on loans held for sale.
Non-interest Expenses
     Personnel expenses increased approximately $0.9 million, or 20.0%, to $5.5 million compared to $4.6 million. The increase is primarily the result of a $1.8 million increase in stock and deferred compensation expenses, partially offset by a decrease of $0.9 million in salaries, bonuses, payroll taxes and 401(k) expenses.
     All other operating expenses, which consist of loan origination and servicing expenses, state business taxes, occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased $0.2 million from $2.3 million to $2.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the six months ended June 30, 2008 and 2007
Net Income
     Net losses for the six months ended June 30, 2008 were $29.8 million as compared to net income of $4.5 million during the six months ended June 30, 2007. Losses from continuing operations for the six months ended June 30, 2008 were $32.9 million as compared to income from continuing operations of $1.5 million during the six months ended June 30, 2007. Income from discontinued operations was $3.1 million for both the six months ended June 30, 2008 and 2007. The change of $34.4 million in income/loss from continuing operations is discussed in detail below.
Net Interest Income
     Interest income increased 3.0% to $44.4 million compared to $43.1 million. This increase resulted primarily from an increase of approximately $52.2 million or 4.9% in average interest earning assets from $1,069.5 million to $1,121.7 million. The weighted average net interest rate on the loans receivable portfolio decreased to 8.0% from 8.1%.
     Interest expense increased $5.5 million, or 20.4%, to $32.5 million from $27.0 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding on our loan funding facilities increased $61.4 million to $948.3 million compared to $886.9 million, or 6.9%. The average interest rate on total debt outstanding increased from 5.9% to 6.6%.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the six months ended June 30 (dollars in thousands):

	2008 (1)			2007 (1)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (2)	$1,083,975	$43,362	8.00%	$1,010,441	$41,062	8.13%
Investment securities	15,710	970	12.35%	41,243	1,913	9.28%
Other interest earning assets	21,949	257	2.34%	17,842	432	4.84%

Total	$1,121,634	$44,589	7.95%	$1,069,526	$43,407	8.12%

Interest bearing liabilities (3):
Loan funding facilities	$948,290	$29,671	6.26%	$886,862	$26,276	5.93%
Repurchase agreements	5,022	129	5.14%	23,530	720	6.12%
Other interest bearing liabilities(4)	30,106	2,717	18.05%	181	13	14.36%

Total	$983,418	$32,517	6.61%	$910,573	$27,009	5.93%

Net interest income and interest rate spread		$12,072	1.34%		$16,398	2.18%

Net yield on average interest earning assets (5)			2.15%			3.07%

(1)	Includes amounts for continuing and discontinued operations.

(2)	Net of loan servicing fees.

(3)	Included facility fees.

(4)	Included non-use fees and the amortization of the fair value of the related stock purchase warrant.

(5)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth the changes in the components of net interest income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$2,988	$(688)	$2,300
Investment securities	(1,184)	241	(943)
Other interest earning assets	100	(275)	(175)

Total interest income	$1,904	$(722)	$1,182

Interest bearing liabilities:
Loan funding facilities	$1,820	$1,575	$3,395
Repurchase agreements	(566)	(25)	(591)
Other interest bearing liabilities	2,116	588	2,704

Total interest expense	$3,370	$2,138	$5,508

Decrease in net interest income			$(4,326)

Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased 77.8% to $6.4 million from $3.6 million. . During the six months ended June 30, 2008 we ceased the origination of loans for our own account. Additionally, during the six months ended June 30, 2008 we sold the vast majority of the loans we originated since September 2007. As a result, the bulk of our loans are moving towards their expected peak loss years. As such, we have seen an increase in the provision for loan losses and we expect to continue to see increases in the future as the bulk of the portfolio ages through its expected peak loss years. Net charge-offs were $5.4 million for the six months ended June 30, 2008 compared to $4.7 million for the six months ended June 30, 2007. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, increased to 1.0% compared to 0.9%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Impairment of Purchased Loan Pool
     As a result of changes in expected future cash flows, an impairment of $0.3 million in the carrying value of a previously purchased loan pool was recognized during the six months ended June 30, 2008. No impairment was recognized during the six months ended June 30, 2007.
Non-interest Income
     Non-interest income decreased $25.7 million to a loss of $23.5 million from income of $2.2 million. This increase was attributable to an increase of $0.1 million in servicing income and an increase of $0.8 million in miscellaneous non-interest income offset by losses on loans held for sale of $22.4 million and a loss of $4.2 million related to the termination of two interest rate swaps previously accounted for as cash flow hedges.
Non-interest Expenses
     Personnel expenses increased approximately $0.4 million, or 4.3%, to $9.6 million compared to $9.2 million. The increase is primarily the result of a $1.7 million increase in stock and deferred compensation expenses, partially offset by a decrease of $1.3 million in salaries, bonuses, payroll taxes and 401(k) expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All other operating expenses, which consist of loan origination and servicing expenses, state business taxes, occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased $0.7 million from $4.1 million to $4.8 million. This increase was attributable to a $0.6 million increase in professional fees and a $0.1 million increase in state business taxes.
Receivable Portfolio and Asset Quality
     Net loans receivable outstanding decreased 17.1% to $989.3 million at June 30, 2008 compared to $1,194.0 million at December 31, 2007. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances real estate.
     New loan originations for the three months ended June 30, 2008 decreased 96.7% to $3.4 million compared to $104.6 million for the three months ended June 30, 2007. The decrease is due to the suspension of loan origination activities for our own account in the first quarter of 2008. We additionally processed $51.5 million and $31.9 million in loans originated under third-party agreements for the three months ended June 30, 2008 and 2007, respectively. New loan originations for the six months ended June 30, 2008 decreased 75.5% to $44.8 million compared to $183.2 million for the six months ended June 30, 2007. We additionally processed $81.3 million and $54.7 million in loans originated under third-party agreements for the six months ended June 30, 2008 and 2007, respectively.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	June 30, 2008	December 31, 2007
Number of loans receivable	20,749	24,416
Average loan balance	$48	$49
Weighted average loan coupon (1)	9.45%	9.45%
Weighted average initial term	20 years	20 years

(1)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from the securitization of the loans that are accounted for as financings.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	June 30, 2008			December 31, 2007
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31- 60	258	$9,954	1.0%	268	$9,451	0.8%
61- 90	103	3,615	0.4%	84	3,496	0.3%
Greater than 90	185	8,373	0.8%	170	7,484	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and six months ended June 30, 2008, the average outstanding principal balance of non-performing loans was approximately $7.9 million and $7.7 million, respectively, compared to $5.5 million and $5.4 million for the three and six months ended June 30, 2007. Non-performing loans as a percentage of average loans receivable was 0.8% and 0.8% for the three and six months ended June 30, 2008, respectively, as compared to 0.6% and 0.6% for the three and six months ended June 30, 2007, respectively.
     At June 30, 2008 we held 186 repossessed houses owned by us compared to 202 houses at December 31, 2007. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $5.2 million at June 30, 2008 compared to $5.0 million at December 31, 2007, an increase of $0.2 million or 4.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The allowance for loan losses increased by $0.6 million to $8.5 million at June 30, 2008 from $7.9 million at December 31, 2007. Despite the 17.0% decrease in the gross loans receivable balance, net of loans accounted for under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the allowance for credit losses increased 7.6%. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3 was approximately 0.9% at June 30, 2008 compared to approximately 0.7% at December 31, 2007. During the six months ended June 30, 2008 we ceased the origination of loans for our own account. Additionally, during the six months ended June 30, 2008 we sold the vast majority of the loans we originated since September 2007. As a result, the bulk of our loans are moving towards their expected peak loss years. As such, we have seen an increase in the provision for loan losses and we expect to continue to see increases in the future as the bulk of the portfolio ages through its expected peak loss years. Net charge-offs were $3.0 million and $5.4 million for the three and six months ended June 30, 2008, respectively, compared to $2.0 million and $4.7 million for the three and six months ended June 30, 2007, respectively.
Liquidity and Capital Resources
     During the third and fourth quarters of 2007 and through the first and second quarters of 2008 the capital markets encountered unprecedented disruption as a result of difficulties in the sub-prime mortgage market. While we were not participants in that market, we nonetheless were negatively affected by the unsettled market conditions. Spreads widened across all spectrums of the asset-backed securities market and providers of warehouse lending facilities and other forms of operating capital severely tightened conditions and applied significantly more conservative market value determinations on the collateral underlying existing loan programs. The sale of our portfolio of unsecuritized loans during the first quarter of 2008, the issuance of $46.0 million of senior secured promissory notes during April 2008 and the sales of our servicing platform assets and certain of our loan origination and insurance business assets during July 2008, as described more fully below and elsewhere in this Form 10-Q, has temporarily enhanced our liquidity position. However, as described above under “Recent Developments,” market conditions have had a severe adverse effect on our liquidity and capital resources. Accordingly, among other actions, we have suspended originating loans for our own account and have not sought to renew or replace the credit facility used to originate loans.
     After the sale of our servicing and loan origination and insurance business assets, our business essentially consists of actively managing our residual interests in our securitized loan portfolios. Therefore, our ongoing capital needs are primarily limited to meeting our existing debt obligations, and continuing operations. At June 30, 2008 we had approximately $7.8 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations. Given that we have ceased originating and servicing loans for our own account, our business has become less capital intensive, and we believe that cash provided from operations will be sufficient to fund our ongoing business.
     Cash provided by operating activities during the six months ended June 30, 2008, totaled $168.6 million versus $11.6 million for the six months ended June 30, 2007. Cash provided by investing activities was $36.3 million for the six months ended June 30, 2008 versus $153.8 million used in investing activities for the six months ended June 30, 2007. Cash used to originate and purchase loans decreased 78.2%, or $159.7 million, to $44.6 million for the six months ended June 30, 2008 compared to $204.3 million for the six months ended June 30, 2007. Principal collections on loans totaled $51.3 million for the six months ended June 30, 2008 as compared to $49.5 million for the six months ended June 30, 2007, an increase of $1.8 million, or 3.6%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The primary sources of cash during the six months ended June 30, 2008 were from the sale of an asset-backed bond for $22.5 million, the sale of loans for $162.3 million and the issuance of $46.0 million of senior secured promissory notes to a related party. We used $19.6 million from the asset-backed bond sale to fully pay off all of our obligations under repurchase agreements. We used $203.9 million from loan sales and the issuance of senior secured promissory notes to pay off the outstanding balances on our warehouse and supplemental advance credit facilities.
     Our short-term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation matured in March 2008. Under the terms of the agreement we pledged loans as collateral and in turn were advanced funds. The facility had a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. The outstanding balance on the facility was approximately $173.1 million at December 31, 2007. Additionally, the facility included a $55 million supplemental advance amount collateralized by our residual interests in our 2004-A, 2004-B, 2005-A, 2005-B, 2006-A, 2007-A and 2007-B securitizations. The supplemental advance facility expired in March 2008 and had been extended until June 13, 2008. On April 8, 2008 we completed a $46.0 million secured financing transaction with the Davidson Trust. The proceeds from this financing and other funds were used to pay off the outstanding balance of approximately $46.5 million on our supplemental advance credit facility, which was terminated on April 8, 2008.
     On September 11, 2007, we entered into the $15 million Note with the Davidson Trust. The $15 million Note was due on September 11, 2008. On April 8, 2008, we entered into the $46 million Note with the Davidson Trust. (See Note 6 — “Debt” for further discussion.) On April 30, 2008 we entered into an agreement for the sale of our servicing platform assets to Green Tree. The transaction was approved by our stockholders as part of an Asset Disposition and Management Plan at our annual meeting of stockholders held on June 25, 2008. On July 1, 2008, we completed the sale of our servicing platform assets to Green Tree for an estimated $36.9 million, which was subsequently adjusted downward to $36.7 million on July 31, 2008, pursuant to the terms of the purchase agreement. The proceeds were used to pay off the $15 million Note and to pay down $13.0 million of the $46.0 million Note. On July 31, 2008, we completed a sale of certain assets of our loan origination and insurance business to a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry. (See Note 12 — “Subsequent Events”) Proceeds to satisfy the remaining balance of the debt to the Davidson Trust are expected to be provided by cash from operations.
     Our unaudited financial statements as of and for the periods ended June 30, 2008 were prepared under the assumption that we will continue our operations as a going concern. In their audit report, included in our Annual Report on Form 10-K for the year ended December 31, 2007, our registered independent accountants expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the company.
     Our long-term liquidity and capital requirements consist primarily of funds necessary to continue operations. We expect to meet our long-term liquidity requirements through cash generated from operations, but we may require external sources of capital, which may include sales of assets, sales of shares of our common stock, preferred stock, debt securities, convertible debt securities or third-party borrowings. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general capital market and economic conditions, general market interest rate levels, the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, the access to reliable sources of credit enhancement, such as financial guarantees, all of which affect investors’ demand for equity and debt securities, including securitized debt securities. As has recently been demonstrated, general market conditions can change rapidly, and accordingly the level of access to liquidity and the cost of such liquidity can be negatively impacted in ways disproportionate to the credit performance of an entity’s underlying asset portfolio or the quality of its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The risks associated with the manufactured housing business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by a material decline in collateral values, which increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For our finance customers, loss of employment, increases in cost-of- living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect our financial condition, results of operations and liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $438.0 million and $530.3 million at June 30, 2008 and 2007, respectively. If LIBOR increased or decreased by 1.0% during the six months ended June 30, 2008 and 2007, we believe our interest expense would have increased or decreased by approximately $2.7 million and $2.1 million, respectively, based on the $547.0 million and $431.7 million average balance outstanding under our variable rate debt facilities for the six months ended June 30, 2008 and 2007, respectively. The increase or decrease in interest expense would have been offset by $2.3 million and $1.2 million during the six months ended June 30, 2008 and 2007, respectively, as a result of our hedging strategies, as discussed below. We had no variable rate interest earning assets outstanding during the six months ended June 30, 2008 or 2007.
     The following table shows the contractual maturity dates of our assets and liabilities at June 30, 2008. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Expected Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$7,773	$—	$—	$—	$7,773
Restricted cash	15,507	—	—	—	15,507
Investments	—	—	—	9,763	9,763
Loans receivable, net	24,862	109,754	451,017	403,634	989,267
Furniture, fixtures and equipment, net	80	249	665	—	994
Repossessed houses	2,618	2,617	—	—	5,235
Assets held for sale	8,501	—	—	—	8,501
Other assets	2,592	2,982	3,500	5,856	14,930

Total assets	$61,933	$115,602	$455,182	$419,253	$1,051,970

Liabilities and Stockholders’ Equity
Securitization financing	$30,407	$88,532	$339,669	$367,152	$825,760
Notes payable — related party	15,000	—	45,208	—	60,208
Other liabilities	20,813	479	1,363	18,765	41,420

Total liabilities	66,220	89,011	386,240	385,917	927,388

Preferred stock	—	—	—	125	125
Common stock	—	—	—	260	260
Additional paid-in-capital	—	—	—	225,626	225,626
Accumulated other comprehensive loss	(5)	37	152	(18,009)	(17,825)
Distributions in excess of earnings	—	—	—	(83,604)	(83,604)

Total stockholders’ equity	(5)	37	152	124,398	124,582

Total liabilities and stockholders’ equity	$66,215	$89,048	$386,392	$510,315	$1,051,970

Interest sensitivity gap	$(4,282)	$26,554	$68,790	$(91,062)
Cumulative interest sensitivity gap	$(4,282)	$22,272	$91,062	—
Cumulative interest sensitivity gap to total assets	(0.41)%	2.12%	8.66%	—
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We held six separate open derivative positions at June 30, 2008. All six of these positions were interest rate swaps.
     Three of these positions are interest rate swaps related to our 2006-A, 2007-A and 2007-B securitizations. These interest rate swaps lock in the base LIBOR interest rate on the outstanding balances of the 2006-A, 2007-A and 2007-B variable rate notes at 5.48%, 5.12% and 5.23%, respectively, for the life of the notes. At June 30, 2008, the outstanding notional balances were $159.4 million, $163.5 million and $120.0 million on the 2006-A, 2007-A and 2007-B interest rate swaps, respectively.
     At June 30, 2008 we held three interest rate swaps which were not accounted for as hedges. Under the agreements, at June 30, 2008, we paid one month LIBOR and received fixed rates of 5.48%, 5.12% and 5.23% on outstanding notional balances of $1.3 million, $1.5 million and $1.8 million, respectively.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by expected maturity at June 30, 2008 (dollars in thousands):

	Interest Rate Sensitivity
						There-
	2008	2009	2010	2011	2012	after	Total
Interest sensitive assets
Interest bearing deposits	$21,949	$—	$—	$—	$—	$—	$21,949
Average interest rate	2.34%	—	—	—	—	—	2.34%
Investments	—	—	—	—	—	9,763	9,763
Average interest rate	—	—	—	—	—	12.35%	12.35%
Loans receivable, net	61,875	142,902	128,840	113,782	100,154	441,714	989,267
Average interest rate	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%
Derivative asset	—	—	—	—	—	93	93
Average interest rate	—	—	—	—	—	5.26%	5.26%

Total interest sensitive assets	$83,824	$142,902	$128,840	$113,782	$100,154	$451,570	$1,021,072

Interest sensitive liabilities
Securitization financing	63,414	115,332	97,294	83,223	71,034	395,463	825,760
Average interest rate	6.27%	6.27%	6.27%	6.27%	6.27%	6.27%	6.27%
Notes payable — related party	15,000	—	—	45,208	—	—	60,208
Average interest rate (1)	18.05%	—	—	18.05%	—	—	18.05%
Derivative liability	—	—	—	—	—	18,217	18,217
Average interest rate	—	—	—	—	—	5.28%	5.28%

Total interest sensitive liabilities	$78,414	$115,332	$97,294	$128,431	$71,034	$413,680	$904,185

(1)	Includes the amortization of the fair value of the related stock purchase warrant.

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
     Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

PART II            OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 25, 2008. The stockholders voted on the following matters at the meeting.
Charter Amendment
     Our stockholders approved a proposal to amend our Second Amended and Restated Certificate of Incorporation to lower the ownership limit of any class or series of our equity stock from 9.25% to 7.5%. The amendment was proposed to foster compliance with REIT requirements, which prohibit five or fewer individual stockholders from beneficially owning more than 50% by value of a REIT’s outstanding equity stock. The voting results with respect to this proposal are as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adoption of the Amendment to the Second Amended and Restated Certificate of Incorporation	19,929,797	35,232	12,081	3,132,686
Asset Disposition and Management Plan
     Our stockholders approved an Asset Disposition and Management Plan, which included the sale of our loan servicing business to Green Tree and the continued management of our securitized loan portfolios and other remaining assets. The voting results with respect to this proposal are as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adoption of the Asset Disposition and Management Plan	17,666,843	2,297,067	13,200	3,132,686
Election of Directors
     Each of the following persons was elected as a director to hold office until the annual meeting of our stockholders to be held in 2009 or until his successor is duly elected and qualified.

Nominee	Votes For	Votes Withheld
Paul A. Halpern	23,018,947	74,224
Ronald A. Klein	23,017,947	75,224
Richard H. Rogel	23,018,947	74,224
Robert S. Sher	23,017,947	75,224
Gary A. Shiffman	23,018,947	74,224
Michael J. Wechsler	23,018,947	74,224

ITEM 6. Exhibits
     (a) Exhibits
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Disposition and Management Plan	(1)

3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc.	(1)

4.1	Stock Purchase Warrant dated April 8, 2008 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

4.2	Registration Rights Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.1	Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.2	Senior Secured Promissory Note in the original principal amount of $46,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

10.3	Amended and Restated Guaranty dated April 8, 2008 issued by Origen Financial, Inc., Origen Servicing, Inc. and Origen Securitization Company, LLC in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

10.4	Amended and Restated Security Agreement dated April 8, 2008 among Origen Financial L.L.C., Origen Financial, Inc., Origen Servicing, Inc., Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.5	Membership Pledge Agreement dated April 8, 2008 between Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.6	Stock and Membership Pledge Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.7	Membership Pledge Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.8	Amended and Restated Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.9	Amended and Restated Senior Secured Promissory Note in the original principal amount of $10,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

10.10	Amended and Restated Senior Secured Promissory Note in the original principal amount of $5,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

Exhibit No.	Description	Method of Filing

10.11	Asset Purchase Agreement dated April 30, 2008, by and among Origen Financial, Inc., Origen Servicing, Inc., Origen Financial, L.L.C. and Green Tree Servicing LLC	(3)

10.12	Voting Agreement, dated as of April 30, 2008, by and among GTH LLC, and the Persons set forth on Schedule I attached to the agreement	(3)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(4)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 1, 2008.

(2)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 8, 2008.

(3)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 30, 2008.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2008

ORIGEN FINANCIAL, INC.
BY:	/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief
Financial Officer and Secretary (Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Disposition and Management Plan	(1)

3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc.	(1)

4.1	Stock Purchase Warrant dated April 8, 2008 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

4.2	Registration Rights Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.1	Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.2	Senior Secured Promissory Note in the original principal amount of $46,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

10.3	Amended and Restated Guaranty dated April 8, 2008 issued by Origen Financial, Inc., Origen Servicing, Inc. and Origen Securitization Company, LLC in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

10.4	Amended and Restated Security Agreement dated April 8, 2008 among Origen Financial L.L.C., Origen Financial, Inc., Origen Servicing, Inc., Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.5	Membership Pledge Agreement dated April 8, 2008 between Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.6	Stock and Membership Pledge Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.7	Membership Pledge Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.8	Amended and Restated Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(2)

10.9	Amended and Restated Senior Secured Promissory Note in the original principal amount of $10,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

10.10	Amended and Restated Senior Secured Promissory Note in the original principal amount of $5,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(2)

10.11	Asset Purchase Agreement dated April 30, 2008, by and among Origen Financial, Inc., Origen Servicing, Inc., Origen Financial, L.L.C. and Green Tree Servicing LLC	(3)

Exhibit No.	Description	Method of Filing

10.12	Voting Agreement, dated as of April 30, 2008, by and among GTH LLC, and the Persons set forth on Schedule I attached to the agreement	(3)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(4)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 1, 2008.

(2)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 8, 2008.

(3)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 30, 2008.

(4)	Filed herewith.