Form 10-Q
period 2008-09-30
ORIGEN FINANCIAL INC
filed 2008-11-10
CIK 1268039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
OR

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Transition Period From ______ to ______
COMMISSION FILE NUMBER 000-50721
Origen Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0145649
(State of Incorporation)	(I.R.S. Employer Identification No.)

27777 Franklin Rd.
Suite 1700
Southfield, MI	48034
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 746-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
Number of shares of Common Stock, $.01 par value, outstanding as of November 3, 2008: 25,926,149

Origen Financial, Inc.

Part I. Financial Information
Item 1. Financial Statements
Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$13,852	$10,791
Restricted cash	14,436	16,290
Investments held to maturity	9,748	32,393
Loans receivable, net of allowance for losses of $8,972 and $7,882, respectively	941,046	1,193,916
Servicing advances	—	6,298
Servicing rights	—	2,146
Furniture, fixtures and equipment, net	479	2,974
Repossessed houses	4,148	4,981
Other assets	11,904	14,412

Total assets	$995,613	$1,284,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$—	$173,072
Securitization financing	799,836	884,650
Repurchase agreements	—	17,653
Notes payable — related party	29,280	14,593
Other liabilities	46,974	45,848

Total liabilities	876,090	1,135,816

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at September 30, 2008 and December 31, 2007, $1,000 per share liquidation preference	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,926,149 and 26,015,275 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	260	260
Additional paid-in-capital	225,541	221,842
Accumulated other comprehensive loss	(20,433)	(20,012)
Distributions in excess of earnings	(85,970)	(53,830)

Total stockholders’ equity	119,523	148,385

Total liabilities and stockholders’ equity	$995,613	$1,284,201

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)
For the periods ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest Income
Total interest income	$23,471	$23,471	$67,896	$66,586
Total interest expense	14,222	15,622	46,739	42,618

Net interest income before loan losses and impairment of purchased loan pool	9,249	7,849	21,157	23,968
Provision for loan losses	4,649	2,191	11,021	5,785
Impairment of purchased loan pool	329	—	596	—

Net interest income after loan losses and impairment of purchased loan pool	4,271	5,658	9,540	18,183
Non-interest income (loss)
Servicing income	—	620	1,303	1,803
Losses on loans held for sale	—	—	(22,377)	—
Other	991	201	(3,919)	625

Total non-interest income (loss)	991	821	(24,993)	2,428
Non-interest Expenses
Personnel	7,254	3,995	16,696	13,046
Loan origination and servicing	3,252	318	3,871	1,045
State business taxes	96	105	378	327
Other operating	1,452	1,568	5,470	4,692

Total non-interest expense	12,054	5,986	26,415	19,110

Income (loss) from continuing operations before income taxes	(6,792)	493	(41,868)	1,501
Income tax expense (benefit)	12	(17)	75	(17)

Income (loss) from continuing operations	(6,804)	510	(41,943)	1,518
Income from discontinued operations, net of income taxes	5,631	2,320	11,004	5,846

NET INCOME (LOSS)	$(1,173)	$2,830	$(30,939)	$7,364

Weighted average common shares outstanding, basic	25,926,149	25,365,778	25,610,227	25,289,680

Weighted average common shares outstanding, diluted	25,926,149	25,431,398	25,610,227	25,382,607

Basic earnings per common share:
Income (loss) from continuing operations	$(0.26)	$0.02	$(1.64)	$0.06
Income from discontinued operations	0.22	0.09	0.43	0.23

Net income (loss)	$(0.04)	$0.11	$(1.21)	$0.29

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.26)	$0.02	$(1.64)	$0.06
Income from discontinued operations	0.22	0.09	0.43	0.23

Net income (loss)	$(0.04)	$0.11	$(1.21)	$0.29

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
For the periods ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,173)	$2,830	$(30,939)	$7,364

Other comprehensive income:
Net unrealized losses on interest rate swaps	(2,587)	(10,401)	(4,559)	(3,801)
Reclassification adjustment for net (gains) losses included in net income (loss)	(20)	(35)	4,139	(259)

Total other comprehensive income	(2,607)	(10,436)	(420)	(4,060)

Comprehensive income (loss)	$(3,780)	$(7,606)	$(31,359)	$3,304

The accompanying notes are an integral part of these financial statements.

Origen Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
For the nine months ended September 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(30,939)	$7,364
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	11,021	5,785
Impairment of purchased loan pool	596	—
Losses on loans held for sale	22,377	—
Gain on sale of servicing platform assets	(6,523)	—
Gain on sale of origination and insurance platform assets	(551)	—
Depreciation and amortization	4,926	4,012
Compensation expense recognized under share-based compensation plans	2,963	1,189
Proceeds from loan sales	162,336	—
Decrease in servicing advances	1,079	1,851
Increase in other assets	(3,154)	(6,592)
Increase in other liabilities	4,963	1,087

Net cash provided by operating activities	169,094	14,696
Cash Flows From Investing Activities
(Increase) decrease in restricted cash	1,855	(253)
Proceeds from sale of investments	22,400	—
Proceeds from sale of servicing operation assets	37,047	—
Proceeds from sale of origination and insurance operation assets	1,000	—
Origination and purchase of loans	(44,989)	(298,611)
Principal collections on loans	74,859	77,985
Proceeds from sale of repossessed houses	7,667	8,047
Capital expenditures, net	284	(482)

Net cash provided by (used in) investing activities	100,123	(213,314)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	—	121
Retirement of common stock	(123)	(331)
Dividends paid	(1,200)	(4,662)
Proceeds upon termination of hedging transaction	—	672
Payment upon termination of hedging transaction	(4,198)	(57)
Proceeds from securitization financing	—	184,389
Repayment of securitization financing	(84,910)	(82,550)
Proceeds from advances under repurchase agreements	1,888	—
Repayment of advances under repurchase agreements	(19,541)	(6,688)
Proceeds from warehouse financing	30,800	301,255
Repayment of warehouse financing	(203,872)	(194,088)
Proceeds from notes payable — related party	46,000	15,000
Repayment of notes payable — related party	(31,000)	—
Net change in notes payable — servicing advances	—	(2,185)

Net cash provided by (used in) financing activities	(266,156)	210,876

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,061	12,258
Cash and cash equivalents, beginning of period	10,791	2,566

Cash and cash equivalents, end of period	$13,852	$14,824

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,008	$41,314
Cash paid for income taxes	$144	$25
Non-cash financing activities:
Non-vested common stock issued as unearned compensation	$—	$1,037
Loans transferred to repossessed houses and held for sale	$15,775	$14,261
The accompanying notes are an integral part of these financial statements

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation
     The unaudited consolidated financial statements of Origen Financial, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (“SEC”). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the periods ended September 30, 2008 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from prior periods have been reclassified in order to reflect the servicing platform assets as discontinued operations. (See Note 11 — “Discontinued Operations” for further discussion.) The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements.
     The Company’s registered independent accountants expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report dated March 17, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s unaudited consolidated financial statements, as of and for the periods ended September 30, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. These unaudited consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 10.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

     In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). The FSP does not change the definition of fair value and principles of measurement. It clarifies the application of SFAS No. 157 to financial asset valuation when the market for the asset is not active. In such a market, an entity can use its internal assumptions about future cash flows and risk-adjusted discount rates. However, regardless of the valuation technique, an entity must include appropriate risk adjustments that market participants would make for non-performance and liquidity risks. FSP 157-3 is effective upon issuance. The Company does not expect the adoption of FSP 157-3 to have a material impact on its financial position or results of operations.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 3 — Per Share Data
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Potential dilutive common shares primarily consist of employee stock options, non-vested common stock awards, stock purchase warrants and convertible notes. The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$(6,804)	$510	$(41,943)	$1,518
Preferred stock dividends	(4)	(4)	(12)	(12)

Income (loss) from continuing operations available to common shareholders	$(6,808)	$506	$(41,955)	$1,506

Denominator:
Weighted average common shares for basic EPS	25,926	25,366	25,610	25,290
Effect of dilutive securities:
Incremental shares — non-vested stock awards	—	42	—	85
Incremental shares — stock purchase warrants	—	23	—	8

Weighted average common shares for diluted EPS	25,926	25,431	25,610	25,383

Income (loss) from continuing operations per share, basic	$(0.26)	$0.02	$(1.64)	$0.06

Income (loss) from continuing operations per share, diluted	$(0.26)	$0.02	$(1.64)	$0.06

     Antidilutive outstanding stock purchase warrants that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, were 2,600,000 and 1,848,905, respectively. The stock purchase warrants are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant period or if the Company realized a net loss for the period. Assumed proceeds include proceeds from the exercise of the stock purchase warrants. There were no anti-dilutive stock purchase warrants outstanding during the three and nine months ended September 30, 2007.
     Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008 were 184,201 and 195,217, respectively. Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 were 222,207 and 234,687, respectively. The common stock options are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant periods or if the Company realized a net loss for the period. Assumed proceeds include proceeds from the exercise of the common stock options, as well as unearned compensation related to the common stock options.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

     Antidilutive outstanding convertible debt shares that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008 were 0 and 286,728, respectively. Antidilutive outstanding convertible debt shares that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 were 174,276 and 58,730, respectively. The convertible debt shares are considered antidilutive for any period where interest expense per common share obtainable on conversion exceeds basic earnings per share or if the Company realized a net loss for the period.
Note 4— Investments
     The Company follows the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) in reporting its investments. The investments are carried on the Company’s balance sheet at an amortized cost of $9.8 million at September 30, 2008. The fair value of these investments was approximately $10.2 million at September 30, 2008.
Investments Accounted for Under the Provisions of SFAS No. 115
     The investment accounted for under the provisions of SFAS 115 is carried on the Company’s balance sheet at an amortized cost of $6.4 million at September 30, 2008. This investment is an asset backed security with a principal amount of $6.8 million at September 30, 2008. The investment is collateralized by manufactured housing loans and is classified as held-to-maturity. It has a contractual maturity date of December 28, 2033. As prescribed by the provisions of SFAS 115, the Company has both the intent and ability to hold the investment to maturity. The investment will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investment is regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investment. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to this investment during the three and nine months ended September 30, 2008 and 2007.
Investments Accounted for Under the Provisions of SOP 03-3
     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of investments accounted for under the provisions of SOP 03-3 was approximately $3.4 million at September 30, 2008 and is included in investments in the consolidated balance sheet. During the nine months ended September 30, 2008, the Company did not purchase or sell any investments accounted for under the provisions of SOP 03-3. The investments are regularly measured for impairment through the use of a discounted cash flow analysis based on the historical performance of the underlying loans that collateralize the investments. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. An other-than-temporary impairment of $10,000 and $21,000 was recorded during the three and nine months ended September 30, 2008, respectively and is included in other non-interest expenses in the Company’s consolidated statement of operations. No impairment was recorded relating to these investments during the three and nine months ended September 30, 2007.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 5 — Loans Receivable
     The carrying amounts of loans receivable consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Manufactured housing loans — securitized	$962,449	$1,051,015
Manufactured housing loans — unsecuritized	2,271	144,926
Accrued interest receivable	4,923	5,608
Deferred loan origination costs	3,301	5,612
Discount on originated loans	(18,573)	—
Discount on purchased loans	(2,844)	(4,450)
Allowance for purchased loans	(1,509)	(913)
Allowance for loan losses	(8,972)	(7,882)

	$941,046	$1,193,916

     Activity in the allowance for loan losses is summarized as follows for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$8,518	$7,342	$7,882	$8,456
Provision for loan losses	4,649	2,191	11,021	5,785
Transferred to loans held-for-sale	—	—	(313)	—
Gross charge-offs	(6,450)	(4,909)	(17,959)	(15,137)
Recoveries	2,255	2,865	8,341	8,385

Balance at end of period	$8,972	$7,489	$8,972	$7,489

Note 6 — Debt
     Total debt outstanding was as follows (in thousands):

	September 30,	December 31,
	2008	2007
Warehouse financing	$—	$173,072
Securitization financing	799,836	884,650
Repurchase agreements	—	17,653
Notes payable — related party	29,280	14,593

	$829,116	$1,089,968

Securitization Financing — 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization, the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $86.0 million at September 30, 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Securitization Financing — 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization, the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $84.1 million at September 30, 2008.
Securitization Financing — 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization, the Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $96.2 million at September 30, 2008.
Securitization Financing — 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization, the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and Class B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $107.0 million at September 30, 2008.
Securitization Financing — 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization, the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $152.3 million at September 30, 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Securitization Financing — 2007-A Securitization
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization, the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2007-A securitization notes was approximately $158.1 million at September 30, 2008.
Securitization Financing — 2007-B Securitization
     On October 16, 2007, the Company completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization, the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest at one month LIBOR plus 120 basis points and have a contractual maturity date of September 2037. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The outstanding balance on the 2007-B securitization notes was approximately $116.2 million at September 30, 2008.
Notes Payable — Related Party
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $46 million secured financing arrangement (the “$46 million Note”) with the William M. Davidson Trust u/a/d 12/13/04 (the “Davidson Trust”). The $46 million Note is a three-year secured note bearing interest at 14.5% per year and is due on April 8, 2011. The $46 million Note is secured by all of the Company’s assets. The Company also issued a five-year stock purchase warrant to the Davidson Trust to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $1.22 per share. The $46 million Note had an aggregate outstanding balance of $29.3 million at September 30, 2008, net of the unamortized discount related to the fair value of the stock purchase warrant.
     The average balance and average interest rate of outstanding debt were as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing — Citigroup (1)	$57,722	6.2%	$170,002	7.2%
Securitization financing — 2004-A securitization	90,891	5.9%	104,871	5.7%
Securitization financing — 2004-B securitization	91,049	6.0%	106,089	5.7%
Securitization financing — 2005-A securitization	103,090	5.5%	118,918	5.4%
Securitization financing — 2005-B securitization	113,555	5.9%	128,903	5.8%
Securitization financing — 2006-A securitization	161,494	6.7%	181,267	6.0%
Securitization financing — 2007-A securitization	165,563	6.5%	119,196	5.9%
Securitization financing — 2007-B securitization	120,960	7.0%	26,561	6.9%
Repurchase agreements — Citigroup	3,336	5.2%	20,811	6.1%
Notes payable — related party (2)	30,298	17.6%	4,433	12.9%
Notes payable — servicing advances (3)	—	—	129	14.0%

(1)	Included facility fees. This facility was paid off in full and terminated in April 2008.

(2)	Includes the amortization of the fair value of the related stock purchase warrants.

(3)	Includes non-use fees. This facility was paid off in full and terminated in September 2007.
     At September 30, 2008, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2008 — $29.5 million; 2009 — $115.3 million; 2010 — $97.3 million; 2011 — $112.5 million; 2012 — $71.0 million and $403.5 million thereafter.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7 — Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or restricted stock grants. As of September 30, 2008, approximately 177,000 options and 0 non-vested stock awards were outstanding under the plan. There were 12,000 and 25,000 stock options cancelled and no stock options granted or exercised during the three and nine months ended September 30, 2008, respectively. There were no restricted stock awards granted during the three and nine months ended September 30, 2008. 399,850 and 592,080 stock awards vested and 0 and 13,837 non-vested stock awards were forfeited during the three and nine months ended September 30, 2008, respectively. The compensation cost that has been charged against income for the plan was $0 and $2,963,000 for the three and nine months ended September 30, 2008, respectively, and $405,000 and $1,189,000 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, approximately 332,000 shares of common stock remained available for issuance under the plan.
Note 8 — Derivative Instruments and Hedging Activity
     In connection with the Company’s strategy to mitigate interest rate risk and variability in cash flows on its securitizations, the Company uses derivative financial instruments such as interest rate swap contracts. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to offset potential increased interest expense and potential variability in cash flows under certain interest rate environments. In accordance with SFAS 133, the derivative financial instruments are reported on the consolidated balance sheet at their fair value.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non-interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the three and nine months ended September 30, 2008 the Company recognized $6,000 in interest expense due to the ineffective portion of these hedges. During the three and nine months ended September 30, 2007, the Company increased interest expense by $16,000 and $0, respectively due to the ineffective portion of these hedges. During the three and nine months ended September 30, 2007, the Company recognized $0 net gains and net losses of $15,000, respectively, in other non-interest income due to the ineffective portion of these hedges.
     In March 2008, the Company determined that its previously forecasted 2008-A securitization transaction would not occur. At the time of this determination, two interest rate swap contracts previously accounted for as cash flow hedges related to the Company’s forecasted 2008-A securitization no longer qualified as hedges and the interest rate swap contracts were terminated. As a result, $4.2 million in losses previously recorded in accumulated other comprehensive income were reclassified into earnings and were included in other non-interest income during the nine months ended September 30, 2008. There were no such items during the three months ended September 30, 2008.
     During the three and nine months ended September 30, 2008, the Company reclassified net gains of $21,000 and $60,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. During the three and nine months ended June 30, 2007 the Company reclassified net gains of approximately $35,000 and $259,000, respectively, from accumulated other comprehensive income into earnings, attributable to previously terminated cash flow hedges, which have been recorded as an adjustment to interest expense. Net unrealized losses of approximately $20.4 million related to cash flow hedges were included in accumulated other comprehensive income as of September 30, 2008. The Company expects to reclassify net gains of approximately $33,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income are expected to be reclassified into earnings by June 2016. As of September 30, 2008, the fair value of the Company’s derivatives accounted for as cash flow hedges approximated a liability of $20.8 million, which is included in other liabilities in the consolidated balance sheet.

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Derivatives Not Designated as Hedge Instruments
     As of September 30, 2008, the Company had three open interest rate swap contracts which were not designated as hedges. These interest rate swap contracts were entered into in connection with other interest rate swap contracts which are accounted for as cash flow hedges for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A, 2007-A and 2007-B securitizations. The changes in the fair values of the interest rate swap contracts that are not designated and documented as hedges are recorded in earnings each period and are included in other non-interest income. During the three and nine months ended September 30, 2008, the Company recognized net gains of approximately $18,000 and $22,000, respectively, related to the changes in the fair values of these contracts. During the three and nine months ended September 30, 2007, the Company recognized net losses, related to the changes in the fair values of these contracts, of approximately $122,000 and $157,000, respectively. The fair value of these contracts at September 30, 2008 approximated an asset of $111,000, which is included in other assets in the consolidated balance sheet.
Note 9 — Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring fair value under GAAP. The Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not elected to apply the fair value option for any financial instruments.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

     Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	September 30, 2008
				Assets/
	Fair Value Measurement Using			Liabilities at
	Level1	Level 2	Level 3	Fair Value

Assets
Derivative assets	$—	$111	$—	$111

Total assets	$—	$111	$—	$111

Liabilities
Derivative liabilities	$—	$20,810	$—	$20,810

Total liabilities	$—	$20,810	$—	$20,810

     The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
     Certain of the Company’s assets are measured at fair value on a non-recurring basis. As of September 30, 2008, investments held-to-maturity were carried at amortized cost of $9.8 million. These investments are periodically measured for impairment based on fair value measurements. At September 30, 2008, the fair value of these investments was approximately $10.2 million.
Note 10 — Going Concern
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

     The Company’s registered independent accountants expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report dated March 17, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s unaudited consolidated financial statements, as of and for the periods ended September 30, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. Continued operations depend on the Company’s ability to meet its existing debt obligations. On April 8, 2008, the Company completed a $46 million secured financing transaction. The proceeds from this transaction were used to pay off the Company’s supplemental advance facility and the facility was terminated on April 8, 2008. On July 1, 2008 the Company completed the sale of its servicing platform assets to Green Tree Servicing LLC (“Green Tree”), a leading servicer of manufactured housing loans and other residential and consumer loans, for $37.0 million. Proceeds from the sale were used in part to repay in its entirety the Company’s $15.0 million loan from the Davidson Trust, originally incurred in September 2007 and to pay down approximately $13.0 million in principal amount of the Company’s $46.0 million Note from the Davidson Trust, originally incurred in April 2008. The Davidson Trust is an affiliate of William M. Davidson. As of July 1, 2008, Mr. Davidson was the sole member of Woodward Holding, LLC. Paul A. Halpern, the Chairman of Origen’s Board of Directors, is the sole manager of Woodward Holding, LLC and is employed by Guardian Industries Corp. and its affiliates, of which Mr. Davidson is the principal. On July 11, 2008, Mr. Davidson sold 60% of the membership interests of Woodward Holding, LLC to Mr. Halpern and the remaining 40% of the membership interests to a third party. The remainder of the proceeds from the sale to Green Tree was used to pay transaction costs and for working capital purposes, which includes ongoing operating costs and the costs associated with severance, retention and change-in-control payments. On July 31, 2008, the Company completed a sale of certain assets of its loan origination and insurance business to a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry. Based on the proceeds from these sales and the Company’s expected cash flows from operations, the Company believes it will be able to meet its existing debt obligations in a timely manner.
Note 11 — Discontinued Operations
     Discontinued operations include the operating results of the Company’s servicing and insurance platforms, which meet the definition of a “component of an entity,” and have been accounted for under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect discontinued operations for all periods presented. On July 1, 2008, the Company completed the sale of its servicing platform assets to Green Tree for $37.0 million. The proceeds were used to repay approximately $28.0 million in related party debt. On August 1, 2008, the Company completed the sale of its third party origination and insurance platform assets to a newly formed venture, the managing member of which is a wholly owned affiliate of Manage America, a nationally recognized provider of services to the manufactured housing industry for an estimated $1.0 million. The proceeds were used to pay down approximately $1.0 million in principal amount of the Company’s $46.0 million Note from the Davidson Trust..
     The following summarizes the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues from discontinued operations	$492	$4,996	$11,565	$13,977
Gain on sale of discontinued operations	6,523	—	6,523	—

Income (loss) from discontinued operations before taxes	$5,639	$2,286	$11,012	$5,820
Income tax expense (benefit)	8	(34)	8	(26)

Income (loss) from discontinued operations, net of income taxes	$5,631	$2,320	$11,004	$5,846

Origen Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 12 — Related Party Transactions
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $32.3 million in manufactured housing loans for an affiliate of Sun Communities, Inc. Gary A. Shiffman, one of the Company’s directors is the Chairman of the Board, Chief Executive Officer and President of Sun Communities. Sun Communities owns approximately 19% of the company’s outstanding stock. Mr. Shiffman beneficially owns approximately 19% of the Company’s outstanding, stock which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 11% of the outstanding common stock of Sun Communities. With the sale of the Company’s servicing platform assets to Green Tree, Sun Communities engaged a different entity to continue the servicing of the loans. In order to transfer the loan servicing contract to a different servicer, Sun Communities paid the Company a fee of approximately $0.3 million.
     On July 31, 2008, the Company completed the sale of certain of its third party origination and insurance platform assets for $1.0 million to Origen Financial Services, LLC (“OFS, LLC”), a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry. A subsidiary of Sun Communities owns 25% of the equity interests of the newly formed venture, OFS, LLC. Sun Communities appointed Mr. Shiffman, as its voting representative of the management team assigned to OFS, LLC.
Note 13 — Stockholders’ Equity
     On September 11, 2008, the Company declared a dividend of $0.046 per share payable to holders of record as of September 22, 2008. On September 30, 2008 those dividends were paid and totaled approximately $1.2 million.
Note 14 — Subsequent Events
Downgrade of Ambac Assurance Corporation
     On November 5, 2008 Ambac Assurance Corporation received a downgrade by Moody’s Investor Services to Baa1 from Aa3. While still an investment grade rating, the downgrade will likely result in a downgrade of the auction rate securities in the Company’s 2006-A and 2007-A securitization transactions for which Ambac has provided credit enhancement through the issuance of a financial guaranty insurance policy. This may increase the Company’s interest expense on the bonds included in these transactions.

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
     The following discussion and analysis of our consolidated financial condition and results of operations as of and for the periods ended September 30, 2008 in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments
     Recent and current conditions in the credit markets have adversely impacted our business and financial condition. During 2007 and through the first nine months of 2008, the credit markets that we normally depended on for warehouse lending for originations and for securitization of our originated loans, as well as the whole loan market for acquisition of loans we originated, deteriorated. This situation began with problems in the sub-prime loan market and subsequently has had the same effect on lenders and investors in asset classes other than sub-prime mortgages, such as our manufactured housing loans.
     Despite actions by the Federal Reserve Bank and the U.S. Treasury to lower interest rates and increase liquidity, uncertainty among lenders and investors has continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. The specific effects are that banks and other lenders have reported large losses, have demanded that borrowers reduce the credit exposure to these assets resulting in “margin calls” or reductions in borrowing availability, and have caused massive sales of underlying assets that collateralize the loans. The consequence of these sales has been further downward pressure on market values of the underlying assets, such as our manufactured housing loans, despite the continued high intrinsic quality of our loans in terms of borrower creditworthiness and low rates of delinquencies, defaults and repossessions.
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
     When warehouse funding is not available, or is available only on terms that do not permit us to profit from loan origination, our origination of loans for our own account could only be continued at a loss. If there is no market for securitization at rates of interest and leverage levels acceptable to us, our only alternative for satisfying our obligations under our warehouse line is to sell the manufactured housing loans. If purchasers are unwilling to pay at least the full amount advanced to borrowers plus all related fees and costs, the origination and sales of loans are not profitable for us.
     As a result of these conditions:
•	In February 2008, to satisfy our warehouse lender, we sold an asset-backed bond for $22.5 million, in order to fully pay off $19.6 million of repurchase agreements secured by this bond and three other bonds that we continue to hold.

•	On March 13, 2008, because of the absence of a profitable exit in the securitization market and reduced pricing in the whole loan market, we ceased originating loans for our own account.

•	Because of the unavailability of a profitable financing in the securitization market, on March 14, 2008, we sold our portfolio of approximately $174.6 million in aggregate principal balance of unsecuritized loans with a carrying value of approximately $175.7 million for approximately $155.0 million.

•	We used the proceeds from the loan sale primarily to pay off the outstanding loan balance of approximately $146.4 million on our warehouse credit facility, which expired on March 14, 2008.

•	On April 8, 2008 we completed a $46.0 million secured financing transaction with a related party. The proceeds from this financing and other funds were used to pay off the outstanding balance of approximately $46.7 million on our supplemental advance credit facility which would have expired on June 13, 2008. The facility was terminated on April 8, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	On April 30, 2008 we entered into an agreement for the sale of our servicing platform assets to Green Tree. The transaction was approved by our stockholders as part of an Asset Disposition and Management Plan at our annual meeting of stockholders held on June 25, 2008. On July 1, 2008, we completed the sale of our servicing platform assets to Green Tree for $37.0 million. The proceeds were used to repay approximately $28.0 million in related party debt.

•	On July 31, 2008, we completed a sale of certain assets of our loan origination and insurance business to a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry.

•	As a result of the developments discussed above, we have decreased our workforce by 88% since December 31, 2007.
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
Going Concern
     Our unaudited financial statements as of and for the periods ended September 30, 2008 were prepared under the assumption that we will continue our operations as a going concern. Included in our Annual Report on Form 10-K for the year ended December 31, 2007, our registered independent accountants expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Based on the proceeds from the July 1, 2008 sale of our servicing platform assets and our July 31, 2008 sale of our origination platform assets, as discussed above, and our expected cash flows from operations, we believe we will be able to meet our existing debt obligations in a timely manner.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the three months ended September 30, 2008 and 2007
Net Income
     Net losses for the three months ended September 30, 2008 were $1.2 million as compared to net income of $2.8 million during the three months ended September 30, 2007. Losses from continuing operations for the three months ended September 30, 2008 were $6.8 million as compared to income from continuing operations of $0.5 million during the three months ended September 30, 2007. Income from discontinued operations for the three months ended September 30, 2008 was $5.6 million compared to income of $2.3 million for the three months ended September 30, 2007. The change of $3.3 million in income/loss from continuing operations is discussed in detail below.
Net Interest Income
     Interest income was approximately $23.5 million for both the three months ended September 30, 2008 and 2007 despite a decrease of approximately $191.7 million or 16.2% in average interest earning assets from $1,185.5 million to $993.8 million. The weighted average net interest rate on the loans receivable portfolio increased to 9.7% from 8.01%. This is a direct result of the sale of our servicing operation assets to Green Tree on July 1, 2008. Prior to the sale, we serviced the loans in our loan portfolio and reported interest income on our loan portfolio net of servicing fee expense of approximately 1.25%. For the three months ended September 30, 2008, interest income is recorded at the coupon rate of the loan and servicing fee expense is recorded in non-interest expenses. Service fee expense paid to Green Tree was approximately $3.1 million for the three months ended September 30, 2008.
     Interest expense decreased $1.4 million, or 9.0%, to $14.2 million from $15.6 million. The majority of our interest expense relates to interest on our loan funding facilities. The decrease is attributable to a decrease of approximately 16.9% in average interest bearing liabilities from $1,022.0 million to $849.0 million. The decrease in average interest bearing liabilities was offset by an increase in the interest rate on total debt outstanding from 6.12% to 6.70%.
     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the three months ended September 30 (dollars in thousands):

	2008 (1)			2007 (1)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (2)	$956,493	$23,103	9.66%	$1,121,697	$22,460	8.01%
Investment securities	9,660	303	12.55%	41,263	961	9.32%
Other interest earning assets	27,605	76	1.10%	22,534	235	4.17%

Total	$993,758	$23,482	9.45%	$1,185,494	$23,656	7.98%

Interest bearing liabilities (3):
Loan funding facilities	$818,312	$12,935	6.32%	$999,962	$15,227	6.09%
Repurchase agreements	—	—	—	18,893	298	6.31%
Other interest bearing liabilities (4)	30,678	1,287	16.78%	3,133	103	13.15%

Total	$848,990	$14,222	6.70%	$1,021,988	$15,628	6.12%

Net interest income and interest rate spread		$9,260	2.75%		$8,028	1.86%

Net yield on average interest earning assets (5)			3.73%			2.71%

(1)	Includes amounts for continuing and discontinued operations.

(2)	Net of loan servicing fees.

(3)	Included facility fees.

(4)	Included non-use fees and the amortization of the fair value of the related stock purchase warrant.

(5)	Amount is calculated as net interest income divided by total average interest earning assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the changes in the components of net interest income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$(3,308)	$3,951	$643
Investment securities	(736)	78	(658)
Other interest earning assets	53	(212)	(159)

Total interest income	$(3,991)	$3,817	$(174)

Interest bearing liabilities:
Loan funding facilities	$(2,766)	$474	$(2,292)
Repurchase agreements	(298)	—	(298)
Other interest bearing liabilities	906	278	1,184

Total interest expense	$(2,158)	$752	$(1,406)

Increase in net interest income			$1,232

Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased, by 109.1% to $4.6 million from $2.2 million. During the three months ended June 30, 2008 we ceased the origination of loans for our own account. Additionally, during the six months ended June 30, 2008, we sold the vast majority of the loans we originated since September 2007. As a result, the bulk of our loans are moving towards their expected peak loss years. As such, we have seen an increase in the charge offs and provision for loan losses and we expect to continue to see increases in the future as the bulk of the portfolio ages through its expected peak loss years. Net charge-offs were $4.2 million for the three months ended September 30, 2008 compared to $2.0 million for the three months ended September 30, 2007. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, increased to 1.8% compared to 0.7%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Impairment of Purchased Loan Pool
     As a result of changes in expected future cash flows, an impairment of $0.3 million in the carrying value of a previously purchased loan pool was recognized during the three months ended September 30, 2008. No impairment was recognized during the three months ended September 30, 2007.
Non-interest Income
     Non-interest income increased $0.2 million, or 25.0% from $0.8. million to $1.0 million. The increase is primarily due to an increase of $0.3 million in mark-to-market adjustments on interest rate swaps that do not receive hedge accounting treatment and $0.6 million gain on the sale of our third party origination and insurance platform assets offset by a decrease of $0.6 million in loan servicing fees and a decrease of $0.1 million in miscellaneous income.
Non-interest Expenses
     Personnel expenses increased approximately $3.3 million, or 82.5%, to $7.3 million compared to $4.0 million. The increase is primarily the result of a $4.9 million change in control payments due to our executive officers which were triggered by the sale of our servicing platform assets to Green Tree and other severance costs of approximately $0.6 million. The increase was offset by a decrease of $2.2 million in salaries, bonuses, payroll taxes and and other personnel costs which were $1.7 million compared to $3.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Loan origination and servicing expenses increased approximately $3.0 million to $3.3 million from $0.3 million. The increase is primarily the result of servicing fees we now pay to Green Tree as our third party servicing provider which were $3.1 million for the three months ended September 30, 2008. Upon sale of our servicing platform assets to Green Tree on July 1, 2008, Green Tree was appointed as a successor servicer to our securitized and unsecuritized owned loan portfolio.
     All other operating expenses, which consist of state business taxes, occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased $0.2 million from $1.7 million to $1.5 million.
Results of Operations
Comparison of the nine months ended September 30, 2008 and 2007
Net Income
     Net losses for the nine months ended September 30, 2008 were $30.9 million as compared to net income of $7.4 million during the nine months ended September 30, 2007. Losses from continuing operations for the nine months ended September 30, 2008 were $41.9 million as compared to income from continuing operations of $1.5 million during the nine months ended September 30, 2007. Income from discontinued operations was $11.0 million and $5.8 million for the nine months ended September 30, 2008 and 2007, respectively. The change of $39.9 million in income/loss from continuing operations is discussed in detail below.
Net Interest Income
     Interest income increased $1.3 million or 2.0% to approximately $67.9 million from $66.6 million despite a decrease of approximately $29.2 million or 2.6% in average interest earning assets from $1,108.2 million to $1,079.0 million. The weighted average net interest rate on the loans receivable portfolio increased to 8.51% from 8.09%. This is a direct result of the sale of our servicing operation assets to Green Tree on July 1, 2008. Prior to the sale, we serviced the loans in our loan portfolio and reported interest income on our loan portfolio net of servicing fee expense of approximately 1.25%. For the nine months ended September 30, 2008, interest income is recorded at the coupon rate of the loans and servicing fee expense is recorded in non-interest expenses. Service fee expense paid to Green Tree was approximately $3.1 million for the nine months ended September 30, 2008.
     Interest expense increased $4.1 million, or 9.6%, to $46.7 million from $42.6 million. Average debt outstanding decreased $10.1 million to $938.0 million compared to $948.1 million, or 1.1%. The decrease in average interest bearing liabilities was offset by an increase in the average interest rate on total debt outstanding from 6.0% to 6.6%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the nine months ended September 30 (dollars in thousands):

	2008 (1)			2007 (1)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (2)	$1,041,481	$66,464	8.51%	$1,047,526	$63,522	8.09%
Investment securities	13,679	1,273	12.41%	41,249	2,874	9.29%
Other interest earning assets	23,834	334	1.87%	19,406	667	4.58%

Total	$1,078,994	$68,071	8.41%	$1,108,181	$67,063	8.07%

Interest bearing liabilities (3):
Loan funding facilities	$904,325	$42,606	6.28%	$924,976	$41,503	5.98%
Repurchase agreements	3,336	129	5.16%	21,967	1,018	6.18%
Other interest bearing liabilities(4)	30,298	4,004	17.62%	1,176	116	13.15%

Total	$937,959	$46,739	6.64%	$948,119	$42,637	6.00%

Net interest income and interest rate spread		$21,332	1.77%		$24,426	2.07%

Net yield on average interest earning assets (5)			2.64%			2.94%

(1)	Includes amounts for continuing and discontinued operations.

(2)	Net of loan servicing fees.

(3)	Included facility fees.

(4)	Included non-use fees and the amortization of the fair value of the related stock purchase warrant.

(5)	Amount is calculated as net interest income divided by total average interest earning assets.
     The following table sets forth the changes in the components of net interest income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate changes.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$(367)	$3,309	$2,942
Investment securities	(1,921)	320	(1,601)
Other interest earning assets	152	(485)	(333)

Total interest income	$(2,136)	$3,144	$1,008

Interest bearing liabilities:
Loan funding facilities	$(927)	$2,030	$1,103
Repurchase agreements	(863)	(26)	(889)
Other interest bearing liabilities	2,873	1,015	3,888

Total interest expense	$1,083	$3,019	$4,102

Decrease in net interest income			$(3,094)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Losses
     Monthly provisions are made to the allowance for loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical loss trends. The provision for loan losses increased 89.7% to $11.0 million from $5.8 million. During the six months ended June 30, 2008, we ceased the origination of loans for our own account. Additionally, during the six months ended June 30, 2008 we sold the vast majority of the loans we originated since September 2007. As a result, the bulk of our loans are moving towards their expected peak loss years. As such, we have seen an increase in the provision for loan losses and we expect to continue to see increases in the future as the bulk of the portfolio ages through its expected peak loss years. Net charge-offs were $9.6 million for the nine months ended September 30, 2008 compared to $6.8 million for the nine months ended September 30, 2007. As a percentage of average outstanding principal balance total net charge-offs, on an annualized basis, increased to 1.2% compared to 0.7%. Current loan delinquencies are summarized under the heading “Receivable Portfolio and Asset Quality.”
Impairment of Purchased Loan Pool
     As a result of changes in expected future cash flows, an impairment of $0.6 million in the carrying value of a previously purchased loan pool was recognized during the nine months ended September 30, 2008. No impairment was recognized during the nine months ended September 30, 2007.
Non-interest Income
     Non-interest income decreased $27.4 million to a loss of $25.0 million from income of $2.4 million. This decrease was attributable to a $22.4 million loss on the sale of loans, a loss of $4.3 million related to the termination of two interest rate swaps previously accounted for as cash flow hedges and mark-to-market adjustments on interest rate swaps that do not receive hedge accounting treatment and a decrease of $0.5 million in loan servicing income.
Non-interest Expenses
     Personnel expenses increased approximately $3.7 million, or 28.5%, to $16.7 million compared to $13.0 million. The increase is primarily the result of a $4.9 million change in control payments due to our executive officers and a $1.7 million increase in stock and deferred compensation costs which were both triggered by the sale of our servicing platform assets to Green Tree, and other severance costs of approximately $1.5 million. The increase was offset by a decrease of $4.4 million in salaries, bonuses, payroll taxes and other personnel expenses which were $7.0 million compared to $11.5 million. We have reduced the number of full time employees by approximately 88% during the nine months ended September 30, 2008 as we continue rightsizing the company to efficiently and effectively continue operations and preserve shareholder value.
     Loan origination and servicing expenses increased approximately $2.8 million to $3.8 million from $1.0 million. The increase is primarily the result of servicing fees we now pay to Green Tree as our third party servicer which were $3.1 million for the nine months ended September 30, 2008. Upon sale of our servicing platform assets to Green Tree on July 1, 2008, Green Tree was appointed as a successor servicer to our securitized and unsecuritized owned loan portfolio.
     All other operating expenses, which consist of state business taxes, occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses increased $0.7 million from $5.1 million to $5.8 million. This increase was attributable to a $0.6 million increase in professional fees and a $0.1 million increase in state business taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivable Portfolio and Asset Quality
     Net loans receivable outstanding decreased 21.2% to $941.0 million at September 30, 2008 compared to $1,194.0 million at December 31, 2007. Loans receivable are comprised of installment contracts and mortgages collateralized by manufactured houses and in some instances, real estate. Net loans receivable at September 30, 2008 include a discount of approximately $18.6 million as a result of the sale of servicing rights related to our owned loan portfolio to Green Tree. The amount of the discount was determined at the time of sale by an allocation of the fair market value between the servicing rights and loans retained in a manner consistent with paragraph 10 (b) of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The discount will be amortized into income as an adjustment to the yield of the related loans using the interest method.
     There were no new loan originations for the three months ended September 30, 2008 compared to $92.8 million for the three months ended September 30, 2007. The decrease is due to the cessation of loan origination activities for our own account in the first quarter of 2008. We additionally processed $9.8 million and $31.2 million in loans originated under third-party agreements for the three months ended September 30, 2008 and 2007, respectively. New loan originations for the nine months ended September 30, 2008 decreased 83.8% to $44.8 million compared to $276 million for the nine months ended September 30, 2007. We additionally processed $91.1 million and $85.9 million in loans originated under third-party agreements for the nine months ended September 30, 2008 and 2007, respectively.
     The following table sets forth the average loan balance, weighted average loan coupon and weighted average initial term of the loan receivable portfolio (dollars in thousands):

	September 30, 2008	December 31, 2007
Number of loans receivable	20,271	24,416
Average loan balance	$48	$49
Weighted average loan coupon (1)	9.44%	9.45%
Weighted average initial term	20 years	20 years

(1)	The weighted average loan coupon includes an imbedded servicing fee rate resulting from the securitization of the loans that are accounted for as financings.
     Delinquency statistics for the manufactured housing loan portfolio are as follows (dollars in thousands):

	September 30, 2008			December 31, 2007
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31— 60	213	$7,832	0.8%	268	$9,451	0.8%
61— 90	74	3,326	0.3%	84	3,496	0.3%
Greater than 90	186	8,703	0.9%	170	7,484	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. For the three and nine months ended September 30, 2008, the average outstanding principal balance of non-performing loans was approximately $8.5 million and $8.0 million, respectively, compared to $5.7 million and $5.5 million for the three and nine months ended September 30, 2007. Non-performing loans as a percentage of average loans receivable was 0.9% and 0.8% for the three and nine months ended September 30, 2008, respectively, as compared to 0.6% and 0.7% for the three and nine months ended September 30, 2007, respectively.
     At September 30, 2008, we held 183 repossessed houses owned by us compared to 202 houses at December 31, 2007. The book value of these houses, including repossession expenses, based on the lower of cost or market value was approximately $4.2 million at September 30, 2008 compared to $5.0 million at December 31, 2007, a decrease of $0.8 million or 16.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The allowance for loan losses increased by $1.0 million to $8.9 million at September 30, 2008 from $7.9 million at December 31, 2007. Despite the 19.6% decrease in the gross loans receivable balance, net of loans accounted for under the provisions of SOP 03-3, the allowance for credit losses increased 12.7%. The allowance for credit losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3 was approximately 0.9% at September 30, 2008 compared to approximately 0.7% at December 31, 2007. During the six months ended June 30, 2008, we ceased the origination of loans for our own account. Additionally, during the six months ended June 30, 2008, we sold the vast majority of the loans we originated since September 2007. As a result, the bulk of our loans are moving towards their expected peak loss years. As such, we have seen an increase in the provision for loan losses and we expect to continue to see increases in the future as the bulk of the portfolio ages through its expected peak loss years. Net charge-offs were $4.2 million and $9.6 million for the three and nine months ended September 30, 2008, respectively, compared to $2.0 million and $6.8 million for the three and nine months ended September 30, 2007, respectively.
Liquidity and Capital Resources
     During the third and fourth quarters of 2007 and through the first three quarters of 2008, the capital markets encountered unprecedented disruption as a result of difficulties in the sub-prime mortgage market. While we were not participants in that market, we nonetheless were negatively affected by the unsettled market conditions. Spreads widened across all spectrums of the asset-backed securities market and providers of warehouse lending facilities and other forms of operating capital severely tightened conditions and applied significantly more conservative market value determinations on the collateral underlying existing loan programs. The sale of our portfolio of unsecuritized loans during the first quarter of 2008, the issuance of $46.0 million of senior secured promissory notes during April 2008 and the sale of our servicing platform assets and certain of our loan origination and insurance business assets during July 2008, as described more fully below and elsewhere in this Form 10-Q, has temporarily enhanced our liquidity position. However, as described above under “Recent Developments,” market conditions have had a severe adverse effect on our liquidity and capital resources. Accordingly, among other actions, we have ceased originating loans for our own account and have not sought to renew or replace the credit facility used to originate loans.
     After the sale of our servicing and loan origination and insurance business assets, our business essentially consists of actively managing our residual interests in our securitized loan portfolios. Therefore, our ongoing capital needs are primarily limited to meeting our existing debt obligations and continuing operations. At September 30, 2008, we had approximately $13.9 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations. Given that we have ceased originating and servicing loans for our own account, our business has become less capital intensive, and we believe that cash provided from operations will be sufficient to fund our ongoing business.
     Cash provided by operating activities during the nine months ended September 30, 2008, totaled $169.1 million versus $14.7 million for the nine months ended September 30, 2007. Cash provided by investing activities was $100.1 million for the nine months ended September 30, 2008 versus $213.3 million used in investing activities for the nine months ended September 30, 2007. Cash used to originate and purchase loans decreased 82.2%, or $253.6 million, to $45.0 million for the nine months ended September 30, 2008 compared to $298.6 million for the nine months ended September 30, 2007. Principal collections on loans totaled $74.9 million for the nine months ended September 30, 2008 as compared to $78.0 million for the nine months ended September 30, 2007, a decrease of $3.1 million, or 4.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The primary sources of cash during the nine months ended September 30, 2008 were $1.0 million from the sale of certain assets of our loan origination and insurance business, the sale of an asset-backed bond for $22.5 million, the sale of loans for $162.3 million and the issuance of $46.0 million of senior secured promissory notes to a related party. We used $19.6 million from the asset-backed bond sale to fully pay off all of our obligations under repurchase agreements. We used $203.9 million from loan sales and the issuance of senior secured promissory notes to pay off the outstanding balances on our warehouse and supplemental advance credit facilities.
     An additional source of cash was $37.0 million from the sale of certain of our servicing platform assets to Green Tree on July1, 2008. The purchase price paid by Green Tree was calculated as follows: (i) 2.04% of the unpaid principal balance of the principal amount of loans for which Origen acts as servicer or sub-servicer as of the closing date; (ii) 84.2% of the aggregate amount of the unreimbursed servicing advances; (iii) 75.0 % of the aggregate amount of unearned unreimbursed force-placed insurance premiums; and (iv) $1.00 for the goodwill associated with Origen’s role as a servicing party, including software applications, know-how and policies and procedures.
     Pursuant to the purchase agreement: (i) Green Tree was appointed as a successor servicer under the loan servicing agreements to which we were a party; (ii) Green Tree was assigned our right to receive payment of earned but unreimbursed force-placed premiums and unreimbursed servicing advances made on the accounts being serviced; (iii) Green Tree was assigned our rights under the lease of our Fort Worth servicing facility; (iv) certain personal property at such facility was transferred to Green Tree; and (v) Green Tree was assigned the goodwill associated with our role as a servicing party.
     Proceeds from the sale were used in part to repay in its entirety the $15.0 million loan from the Davidson Trust, originally incurred in September 2007, and to pay down approximately $13 million in principal amount of our $46.0 million Note from the Davidson Trust.
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
     On September 11, 2007, we entered into a $15.0 million note with the Davidson Trust. The $15.0 million note was due on September 11, 2008. On April 8, 2008, we entered into the $46.0 million Note with the Davidson Trust. (See Note 6 — “Debt” for further discussion.) On April 30, 2008 we entered into an agreement for the sale of our servicing platform assets to Green Tree. The transaction was approved by our stockholders as part of an Asset Disposition and Management Plan at our annual meeting of stockholders held on June 25, 2008. On July 1, 2008, we completed the sale of our servicing platform assets to Green Tree for $37.0 million. The proceeds were used to pay off the $15.0 million note and to pay down $13.0 million of the $46.0 million Note. On July 31, 2008, we completed a sale of certain assets of our loan origination and insurance business to a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry. Proceeds to satisfy the remaining balance of the debt to the Davidson Trust are expected to be provided by cash from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Our unaudited financial statements as of and for the periods ended September 30, 2008 were prepared under the assumption that we will continue our operations as a going concern. Included in our Annual Report on Form 10-K for the year ended December 31, 2007, our registered independent accountants expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the company.
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
Recent Accounting Pronouncements
     See Note 2 of the Notes to the Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.
     The outstanding balance of our variable rate debt under which we paid interest at various LIBOR rates plus a spread, totaled $427.0 million and $606.6 million at September 30, 2008 and 2007, respectively. If LIBOR increased or decreased by 1.0% during the nine months ended September 30, 2008 and 2007, we believe our interest expense would have increased or decreased by approximately $3.8 million and $3.6 million, respectively, based on the $509.0 million and $478.4 million average balance outstanding under our variable rate debt facilities for the nine months ended September 30, 2008 and 2007, respectively. The increase or decrease in interest expense would have been offset by $3.4 million and $2.1 million during the nine months ended September 30, 2008 and 2007, respectively, as a result of our hedging strategies, as discussed below. We had no variable rate interest earning assets outstanding during the nine months ended September 30, 2008 or 2007.
     The following table shows the contractual maturity dates of our assets and liabilities at September 30, 2008. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Expected Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$13,852	$—	$—	$—	$13,852
Restricted cash	14,436	—	—	—	14,436
Investments	—	—	—	9,748	9,748
Loans receivable, net	23,650	104,404	429,033	383,959	941,046
Furniture, fixtures and equipment, net	38	120	321	—	479
Repossessed houses	2,074	2,074	—	—	4,148
Assets held for sale	—	—	—	—	—
Other assets	2,214	1,670	3,400	4,620	11,904

Total assets	$56,264	$108,268	$432,754	$398,327	$995,613

Liabilities and Stockholders’ Equity
Securitization financing	$29,488	$89,811	$325,630	$354,907	$799,836
Notes payable — related party	—	—	29,280	—	29,280
Other liabilities	23,811	370	1,539	21,254	46,974

Total liabilities	53,299	90,181	356,449	376,161	876,090

Preferred stock	—	—	—	125	125
Common stock	—	—	—	260	260
Additional paid-in-capital	—	—	—	225,541	225,541
Accumulated other comprehensive loss	43	(10)	173	(20,639)	(20,433)
Distributions in excess of earnings	—	—	—	(85,970)	(85,970)

Total stockholders’ equity	43	(10)	173	119,317	119,523

Total liabilities and stockholders’ equity	$53,342	$90,171	$356,622	$495,478	$995,613

Interest sensitivity gap	$2,922	$18,097	$76,132	$(97,151)
Cumulative interest sensitivity gap	$2,922	$21,019	$97,151	—
Cumulative interest sensitivity gap to total assets	0.29%	2.11%	9.76%	—
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We held six separate open derivative positions at September 30, 2008. All six of these positions were interest rate swaps.
     Three of these positions are interest rate swaps related to our 2006-A, 2007-A and 2007-B securitizations. These interest rate swaps lock in the base LIBOR interest rate on the outstanding balances of the 2006-A, 2007-A and 2007-B variable rate notes at 5.48%, 5.12% and 5.23%, respectively, for the life of the notes. At September 30, 2008, the outstanding notional balances were $154.1 million, $159.4 million and $116.9 million on the 2006-A, 2007-A and 2007-B interest rate swaps, respectively.
     At September 30, 2008, we held three interest rate swaps which were not accounted for as hedges. Under the agreements, at September 30, 2008, we paid one month LIBOR and received fixed rates of 5.48%, 5.12% and 5.23% on outstanding notional balances of $1.7 million, $2.8 million and $2.9 million, respectively.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by expected maturity at September 30, 2008 (dollars in thousands):

	Interest Rate Sensitivity
						There-
	2008	2009	2010	2011	2012	after	Total
Interest sensitive assets
Interest bearing deposits	$23,834	$—	$—	$—	$—	$—	$23,834
Average interest rate	1.87%	—	—	—	—	—	1.87%
Investments	—	—	—	—	—	9,763	9,763
Average interest rate	—	—	—	—	—	12.35%	12.35%
Loans receivable, net	24,633	142,902	128,840	113,782	100,154	478,955	989,266
Average interest rate	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%	9.45%
Derivative asset	—	—	—	—	—	111	111
Average interest rate	—	—	—	—	—	5.26%	5.26%

Total interest sensitive assets	$48,467	$142,902	$128,840	$113,782	$100,154	$488,829	$1,022,974

Interest sensitive liabilities
Securitization financing	29,488	115,332	97,294	83,223	71,034	403,465	799,836
Average interest rate	6.29%	6.29%	6.29%	6.29%	6.29%	6.29%	6.29%
Notes payable — related party	—	—	—	29,280	—	—	29,280
Average interest rate (1)	—	—	—	17.62%	—	—	17.62%
Derivative liability	—	—	—	—	—	20,810	20,810
Average interest rate	—	—	—	—	—	5.28%	5.28%

Total interest sensitive liabilities	$29,488	$115,332	$97,294	$112,503	$71,034	$424,275	$849,926

(1)	Includes the amortization of the fair value of the related stock purchase warrant.

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
     Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

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
Dated: November 10, 2008

ORIGEN FINANCIAL, INC.
BY:	/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief
Financial Officer and Secretary (Duly authorized officer and principal financial officer)

ORIGEN FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	(1)

(2)	Filed herewith.