Form 10-K
period 2008-12-31
ORIGEN FINANCIAL INC
filed 2009-03-27
CIK 1268039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s stock held by non-affiliates was approximately $25,390,555 (computed by reference to the closing sales price of the registrant’s common stock as of June 30, 2008 as reported on the Nasdaq National Market). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
As of March 15, 2009, there were 25,926,149 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders or filed as an amendment to this form 10-K are incorporated by reference into Part III of this Report.

As used in this report, “Company”, “Us”, “We”, “Our” and similar terms means Origen Financial, Inc., a Delaware corporation, and, as the context requires, one or more of its subsidiaries.
PART I
ITEM 1. BUSINESS
General
     Origen Financial, Inc. is an internally-managed and internally-advised Delaware corporation that is taxed as a real estate investment trust, or REIT. Since our inception and until early 2008, we were a national manufactured housing lender and loan servicer. We and our predecessors originated more than $3.0 billion of manufactured housing loans from 1996 through March 31, 2008, including $44.8 million in 2008. We additionally processed $185.5 million in loans originated under third-party origination agreements in 2008, and $388.3 million since inception of the third party lending program in 2003.
     In March 2008, because of the lack of a reliable source for a loan warehouse facility and the uncertainty of the availability of an exit in the securitization market, we ceased originating loans for our own account and sold our portfolio of unsecuritized loans at a substantial loss. The proceeds from the loan sale were used to pay off our existing loan warehouse facility, which was not renewed.
     We completed, in April 2008, a secured financing transaction with a related party and used the proceeds, combined with other funds, to pay off the outstanding balance of a supplemental advance credit facility which would have expired in June 2008.
     At our annual stockholders meeting on June 25, 2008, our stockholders approved an Asset Disposition and Management Plan. Pursuant to this plan, we executed a number of transactions and took several actions, as follow.
     On July 1, 2008, we completed a transaction for the sale of our loan servicing platform assets and ceased all loan servicing operations. As of the sale date, our loan servicing portfolio consisted of over 37,000 loans with approximately $1.6 billion in loan principal outstanding.
     On July 31, 2008 we completed the sale of certain assets of our loan origination and insurance business and used the proceeds to reduce our related party debt.
     We voluntarily delisted our common stock from the NASDAQ Global Market in December 2008 and also deregistered the stock under the Securities Exchange Act of 1934.
     The corporate shell of Origen Servicing, Inc. was sold in January 2009. Formerly, this entity, our wholly-owned subsidiary, housed our loan servicing operations. Proceeds from this sale were used to reduce our related party debt.
     As a direct result of the foregoing actions, we have reduced our workforce by 89% since December 31, 2007.
     Origen Financial, Inc. was incorporated on July 31, 2003. On October 8, 2003, we began operations when we acquired all of the equity interests of Origen Financial L.L.C. and its subsidiaries. In the second quarter of 2004, we completed the initial public offering of our common stock. Until early 2008, most of our operations were conducted through Origen Financial L.L.C., our wholly-owned subsidiary. We conducted the rest of our business operations through our other wholly-owned subsidiaries, including taxable REIT subsidiaries, to take advantage of certain business opportunities and ensure that we comply with the federal income tax rules applicable to REITs. After the sale of our servicing and origination assets as described above, our business essentially consists of actively managing our residual interests in our securitized loan portfolios.
     Our executive office is located at 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034 and our telephone number is (248) 746-7000. As of December 31, 2008, we employed 27 people.

     Our website address is www.origenfinancial.com and we make available, free of charge, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. As a result of the deregistering of our common stock we are not required to file such reports with respect to the period beginning on the effective date of the deregistration of our common stock.
Developments Based on Current Adverse Market Conditions
     Recent and current conditions in the credit markets have adversely impacted our business and financial condition. During 2007 and throughout 2008, the credit markets that we normally depended on for warehouse lending for originations and for securitization of our originated and purchased loans, as well as the whole loan market for acquisition of loans we originated, deteriorated to the point that access to such markets was effectively shut down. This situation began with problems in the sub-prime loan market and subsequently had the same effect on lenders and investors in asset classes other than sub-prime mortgages, such as our manufactured housing loans.
     Despite actions by the Federal Reserve Bank and the U.S. Treasury to lower interest rates and increase liquidity, uncertainty among lenders and investors continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. The specific effects were that banks and other lenders reported large losses, demanded that borrowers reduce the credit exposure to these assets resulting in “margin calls” or reductions in borrowing availability, and caused massive sales of underlying assets that collateralize the loans. The consequence of these sales has been further downward pressure on market values of the underlying assets, such as our manufactured housing loans, despite the continued high intrinsic quality of our loans in terms of borrower creditworthiness and low rates of delinquencies, defaults and repossessions.
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
     When warehouse funding is not available, or is available only on terms that do not permit us to profit from loan origination, our origination of loans for our own account could only be continued at a loss. Since there was no market for securitization at rates of interest and leverage levels acceptable to us, our only alternative for satisfying our obligations under our warehouse line was to sell the manufactured housing loans to a purchaser. Since purchasers were unwilling to pay at least the full amount advanced to borrowers plus all related fees and costs, sales of loans were not profitable for us.
     We believe that the sales of our assets and the reductions in our workforce described above were necessitated by and are a result of the market conditions described above. We do not believe that the actions reflect on the quality of our continuing business operations which is to actively manage our residual interests in our securitized loan portfolio, or the credit performance or long-term realizable value of our securitized loan portfolio, which in our opinion continues to remain very high as evidenced by recent and current delinquency levels and defaults.
Management of Securitization Residuals
     We historically securitized a substantial portion of our owned manufactured housing loans. In the past, after accumulating manufactured housing loans, we used transactions known as asset-backed securitizations to pay off short term debt, replenish funds for future loan originations, limit credit risk, and lock in the spread between interest rates on borrowings with the interest rates on our manufactured housing loans. In our securitizations, the manufactured housing loans were transferred to a bankruptcy remote trust that then issued bonds collateralized by those manufactured housing loans. By securitizing loans in this way, we eliminated the credit risk on our manufactured housing loans up to the amount of bonds sold to investors. Likewise, the form of securitization was designed to insulate the securitized loans from our creditors if we file for bankruptcy so that the loans supporting the bonds issued by the trust will not be encumbered. This process enabled us to fund our business at competitive rates without asset-backed bond investors relying on our corporate credit-worthiness. The most recent securitization we have completed was October 2007. As described earlier, under “Recent Developments,” we did not believe that current market conditions were favorable to securitization of our loans.

     We actively manage our residual interests in our securitized loan portfolio by monitoring and analyzing cash flow, delinquencies and recoveries.
Corporate Governance
     We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as Nasdaq corporate governance listing standards:
•	Our Board of Directors determined that all members of the Audit Committee of our Board of Directors qualify as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Each Audit Committee member is “independent” as that term is defined under applicable SEC and Nasdaq rules.

•	Our Board of Directors adopted a Financial Code of Ethics for Senior Financial Officers, which governs the conduct of our senior financial officers. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors established and adopted charters for each of its Audit, Compensation and Nominating and Governance Committees. Each committee is comprised of independent directors. A copy of each of these charters is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034.

•	Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at www.origenfinancial.com under the heading “Investors” and subheading “Corporate Governance” and is also available in print to any stockholder upon written request to Origen Financial, Inc., 27777 Franklin Road, Suite 1700, Southfield, Michigan 48034. Additionally, we maintain a “Confidential and Anonymous Ethics Complaint Hotline” maintained with an independent third party so that employees may confidentially report infractions against our Code of Business Conduct and Ethics to the Compliance Committee. Through this arrangement, each Compliance Committee member has access to two-way anonymous communications with the reporting employee. There are three submission methods (voicemail, email and web form). There is a message management system that provides the member an up-to-date snapshot of all incoming and outgoing communications. The ethics hotline is accessible through our intranet system.

•	The Sarbanes Oxley Act of 2002 requires the establishment of procedures whereby each member of the Audit Committee of our Board of Directors is able to receive confidential, anonymous communications regarding concerns in the areas of accounting, internal controls or auditing matters. We have established a “Confidential and Anonymous Financial Complaint Hotline”, or whistleblower hotline, maintained with an independent third party. Through this arrangement, each Audit Committee member has access to two-way anonymous communications with the whistleblower. There are three submission methods (voicemail, e-mail and web form). There is a message management system that provides the member an up-to-date snapshot of all incoming and outgoing communications. The Whistleblower Hotline is accessible through our website at www.origenfinancial.com under the heading “Investors”.
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
     As of March 25, 2009, we owed approximately $28 million on a note to a related party. The note, in the original amount of $46 million, is a three-year secured note due on April 18, 2011, and is extendible for a one year period. Should the proceeds from our residual interests in our securitized loan portfolios be adversely affected by current and future economic conditions, such proceeds, in conjunction with proceeds from our other assets, might not be sufficient to pay off the note by its due date.
Our business may not be profitable in the future.
     We had net losses of $35.4 million during the twelve months ended December 31, 2008, net losses of approximately $31.8 million during the twelve months ended December 31, 2007, a net profit of approximately $7.0 million during the twelve months ended December 31, 2006 and we incurred net losses of approximately $2.7 million and $3.0 million during the twelve months ended December 31, 2005 and 2004, respectively. Origen Financial L.L.C., our predecessor company, which we acquired in October 2003, experienced net losses in each year of its existence while growing its loan origination platform and business, including net losses of approximately $23.9 million for the period from January 1, 2003 through October 7, 2003 and $29.2 million for fiscal year 2002. While we have dramatically reduced the operating costs of the business through the cessation of all loan origination and loan servicing activities, should current and future economic conditions have an adverse effect on the borrowers associated with our securitized loans, the cash flows from our residual interests in these loans could be severely impacted. Such cash flows are our primary source of capital to fund the costs of operations and to produce profits.
We depend on key personnel, the loss of whom could threaten our ability to operate our business successfully.
     Our future success depends, to a significant extent, upon the continued services of certain members of our senior management team. In general, we have entered into employment agreements or consulting agreements with these individuals. There is no guarantee that these individuals will renew such agreements, which currently expire during 2009, prior to the completion of the execution of our Asset Disposition and Management Plan. The loss of services of one or more key individuals may harm our ability to maximize the value of our residual interests in our securitized loans.
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
     We may pay quarterly distributions that result in a return of capital to our stockholders. Any such return of capital to our stockholders will reduce the amount of capital available to us, which may result in lower returns to our stockholders. None of the distributions in 2008 and 2007 represented a return of capital. Return of capital amounted to 5.5% of distributions in 2006.
We may not generate sufficient revenue to make or sustain distributions to stockholders.
     We intend to distribute to our stockholders substantially all of our REIT net taxable income each year so as to avoid paying corporate income tax on our earnings and to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. Distributions will be made at the discretion of our Board of Directors. Our ability to make and sustain cash distributions is based primarily on the performance of our manufactured housing loans and our ability to use hedging strategies to insulate our exposure to changing interest rates. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay future distributions. We cannot assure our stockholders that we will be able to pay or maintain distributions in the future. We also cannot assure stockholders that the level of distributions will increase over time and that our loans will perform as expected.
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
If the prepayment rates for our manufactured housing loans are lower than expected, return of cash to our shareholders may take longer than expected,effectively lowering the internal rate of return..
     Prepayments of our manufactured housing loans, whether due to refinancing, repayments, repossessions or foreclosures, lower than management’s estimates could slow the timing of future cash flows. Prepayments can result from a variety of factors, many of which are beyond our control, including changes in interest rates and general economic conditions.
The securitization trusts through which we hold residual interests in securitized loans may not realize the expected recovery rate on the resale of a manufactured house upon its repossession or foreclosure.
     Proposed state and federal regulations regarding bankruptcies could adversely impact recovery rates on the resale of our manufactured houses taken back through repossession or foreclosure. The Housing Affordability and Stability Plan proposed by the U.S. Treasury Department seeks to reduce substantially the number of housing foreclosures through loan modifications, primarily by extending existing so called “cram-down” provisions on debt to include mortgages on primary residences. This extension would allow a bankruptcy judge the option of forgiving some of the debt thereby the amount receivable in the event of a subsequent foreclosure.
     Continued falling prices for new and existing housing sales may also adversely impact recovery rates as repossessed and foreclosed properties compete for buyers with newly built houses and sales of existing houses in a falling market.
Data security breaches may subject us to liability or tarnish our reputation.
     In the ordinary course of our business, we have acquired and maintain confidential customer information. While we take great care in protecting customer information, we may incur liability if it is accessed by third parties and our customers suffer negative consequences, such as identity theft. We have taken precautions to guarantee the safety of all of our customers’ confidential information. We also periodically review all of our data security policies and procedures in an effort to avoid data breaches. However, there can be no guarantee that we will not be subject to future claims arising from data breaches.
Our inability to finance the purchase of our securitized loans on or after the respective call dates for each securitization may result in the partial or total loss of our overcollateralization amount.
     When the aggregate unpaid principal balance of the loans in each of our securitizations, including 2004-A through 2007-B, reaches 20% of the aggregate beginning principal balance on the date the securitization was established, the Servicer has the right to redeem the outstanding notes by forwarding an amount equal to the unpaid principal balance of the loans to the Trustee. If the Servicer elects to redeem the notes, then Origen would receive its overcollateralization amount in full on the redemption date (less fees and expenses). However, if the Servicer elects not to redeem the notes, then the Trustee is obligated to auction the collateral to the highest bidder, so long as the bid is high enough to pay in full the outstanding notes plus any associated fees and expenses of the Trust. Origen is permitted to participate in the auction, but must have the ability to purchase the loans either through internally generated cash or through a financing. To the extent Origen does not have the requisite cash on hand or is unable to obtain financing to participate in the auction, the overcollateralization amount may be eliminated if the Trustee sold the collateral to a bidder whose bid was equal to the outstanding notes plus fees. Any winning bid higher than the outstanding notes, but less than the outstanding collateral balance would result in a partial loss of our overcollateralization amount.
We no longer service the loans we have originated.
     In July 2008, we sold certain of the assets of our loan servicing platform, including the servicing rights to loans we originated and in which we continue to own residual interests. Accordingly, we no longer have any direct control over the results of the servicing of our loans. Should the successor servicer not perform in a manner consistent with our servicing standards our cash flows from our residual interests could be negatively impacted.
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

Our business may be significantly harmed by a slowdown in the economy of California where we have conducted a significant amount of business.
     In the past, we had no geographic concentration limits on our ability to originate or purchase loans. For the year ended December 31, 2008, approximately 53% by principal balance and 38% by number of loans of the loans we originated were in California. As of December 31, 2008, approximately 41% of our loans receivable by principal balance was in California. Further decline in the economy or the residential real estate market in California or in any other state in which we have a high concentration of loans could further decrease the value of manufactured houses and increase the risk of delinquency. This, in turn, would increase the risk of default, repossession or foreclosure on manufactured housing loans that have been securitized and in which we hold a residual or retained ownership interest.
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
     A portion of our income from a qualified REIT subsidiary that would otherwise be classified as a taxable mortgage pool or from interests in securitizations using a real estate mortgage investment conduits, or REMIC structure may be treated as “excess inclusion income,” Generally, a stockholder’s share of excess inclusion income would not be allowed to be offset by any operating losses otherwise available to the stockholder. Tax exempt entities that own shares in a REIT must treat their allocable share of excess inclusion income as unrelated business taxable income. A REIT must also pay federal tax, at the highest corporate marginal tax rate, on any excess inclusion income allocated to disqualified organizations (e.g., governmental agencies and tax exempt organizations not subject to the tax on unrelated business income). Any portion of a REIT dividend paid to foreign stockholders that is allocable to excess inclusion income will not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income.
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
     We have been affected by the current volatility in the stock market. In December 2008, we voluntarily delisted our stock from the NASDAQ Global Market, although our common stock is currently traded on the over-the-counter market. In December 2008 we also voluntarily deregistered our common stock under the Securities Exchange Act of 1934. Accordingly, we will cease filing reports with the Securities and Exchange Commission effective following the filing of the 2008 Form 10-K. We cannot predict the effect, if any, of future sales of shares of our common stock or the availability of shares for future sales, or the market price of our common stock.
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
     7.50% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 7.50% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Internal Revenue Code.
     The 7.50% ownership limit, as well as our ability to issue additional shares of common stock or shares of other stock (which may have rights and preferences over the common stock), may discourage a change of control of the Company and may also: (1) deter tender offers for the common stock, which offers may be advantageous to stockholders; and (2) limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 7.50% of the outstanding shares of the Company or otherwise effect a change of control of the Company.
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
Not applicable.
PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     From May 5, 2004 through December 29, 2008 (when we voluntarily delisted our common stock) our common stock was listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “ORGN.” Since December 29, 2008, our common stock has been quoted on the Pink Sheets Electronic Quotation Service under the symbol “ORGN PK.”
     On March 16, 2009 the closing sales price of our common stock was $0.50 per share and the common stock was held by approximately 44 holders of record.
     The following table presents the per share high and low prices of our common stock for the periods indicated as reported by the Nasdaq and for the period beginning December 29, 2008, the Pink Sheets. The stock prices reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2007
First quarter	$7.35	$5.45
Second quarter	$7.40	$6.50
Third quarter	$7.22	$5.64
Fourth quarter	$6.16	$3.78
Fiscal Year Ended December 31, 2008
First quarter	$4.29	$0.80
Second quarter	$2.78	$0.95
Third quarter	$1.95	$0.24
Fourth quarter	$1.36	$0.55
     The following table presents the distributions per common share that were paid with respect to each quarter for 2007 and 2008.

Distribution
per share
Fiscal Year Ended December 31, 2007
First quarter	$0.060
Second quarter	$0.080
Third quarter	$0.090
Fourth quarter	—
Fiscal Year Ended December 31, 2008
First quarter	—
Second quarter	—
Third quarter	$0.046
Fourth quarter	—
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
Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by shareholders	135,500	$10.00	373,302
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	135,500	$10.00	373,302

Stockholder Return Performance Presentation
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the Nasdaq National Market (NASDAQ) and the SNL Finance REITs Index for the period beginning on May 5, 2004 (the date of our initial public offering) and ending on December 31, 2008. This line graph assumes a $100 investment on May 5, 2004, a reinvestment of dividends and actual decrease of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the applicable SEC regulations and are not intended to forecast or be indicative of possible future performance of our common stock.

Index	05/05/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Origen Financial, Inc.	100.00	97.60	95.84	93.62	57.12	8.67
NASDAQ Composite	100.00	111.15	112.67	123.40	135.51	80.57
SNL Finance REIT Index	100.00	127.38	101.92	129.10	80.29	43.06

ITEM 6. SELECTED FINANCIAL DATA

	Origen Financial, Inc.
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except for per-share data)
Operating Statement Data:
Interest income on loans	$90,827	$91,267	$73,635	$59,391	$42,479
Loss on sale of loans	(22,377)	—	—	—	—
Servicing and other revenues	(353)	3,635	1,632	14,651	11,184

Total revenue	68,097	94,902	75,267	74,042	53,663

Interest expense	60,732	59,740	43,456	28,468	15,020
Provisions for loan loss and recourse liability	17,745	8,739	7,069	13,633	10,210
Goodwill impairment	—	32,277	—	—	—
Other operating expenses	34,015	34,495	24,620	34,600	31,399

Total expenses	112,492	135,251	75,145	76,701	56,629

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(44,395)	(40,349)	122	(2,659)	(2,966)
Provision for income taxes(1)	61	47	—	—	—
Income (loss) from continuing operations	(44,456)	(40,396)	122	(2,659)	(2,966)
Income from discontinued operations, net of tax	9,092	8,629	6,803	—	—
Cumulative effect of change in accounting principle	—	—	46	—	—

Net income (loss)	$(35,364)	$(31,767)	$6,971	$(2,659)	$(2,966)

Earnings (loss) on continuing operations per share — Diluted	$(1.73)	$(1.60)	$0.01	$(0.11)	$(0.14)
Earning on discontinued operations per share — Diluted	$0.35	$0.34	$0.27	$0.00	$0.00
Earning (loss) per share — Diluted	$(1.38)	$(1.26)	$0.28	$(0.11)	$(0.14)
Distributions paid per share	$0.05	$0.27	$0.09	$0.22	$0.35
Balance Sheet Data:
Loans receivable, net of allowance for losses	$911,947	$1,193,916	$950,226	$768,410	$563,268
Servicing rights	—	2,146	2,508	3,103	4,097
Goodwill	—	—	32,277	32,277	32,277
Cash and other assets	53,586	88,139	88,056	89,213	82,905

Total assets	$965,533	$1,284,201	$1,073,067	$893,003	$682,547

Total debt	$804,471	$1,089,968	$842,300	$669,708	$455,914
Other liabilities	$82,867	$45,848	$26,303	$23,344	$23,167
Stockholders’ Equity	$78,195	$148,385	$204,464	$199,951	$203,466
Other Information
Cash Flow Data: (provided by/(used in)) From operating activities	$169,840	$23,056	$16,286	$18,167	$8,606
From investing activities	$124,400	$(253,997)	$(193,265)	$(229,183)	$(245,125)
From financing activities	$(290,913)	$239,166	$171,238	$210,030	$238,886

(1)	As a REIT, Origen Financial, Inc. is not required to pay federal corporate income taxes on its net income that is currently distributed to its stockholders.

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
Overview
     In October 2003, we began operations upon the acquisition of all of the equity interests of Origen Financial L.L.C. We also took steps to qualify Origen Financial, Inc. as a REIT. In the second quarter of 2004, we completed the initial public offering of our common stock. Through March 2008 our business was to originate, purchase and service manufactured housing loans.
     In March 2008, because of the lack of a reliable source for a loan warehouse facility and the unavailability of a profitable exit in the securitization market, we ceased originating loans for our own account and sold our portfolio of unsecuritized loans at a substantial loss. On July 1, 2008, we completed a transaction for the sale of our loan servicing platform assets and ceased all loan servicing operations. In July 2008, we completed the sale of certain assets of our loan origination and insurance business. In December 2008, we voluntarily delisted our common stock from the NASDAQ Global Market and deregistered the stock under the Securities Exchange Act of 1934. After the sale of the servicing and origination assets as described above, our business essentially consists of actively managing our residual interests in our securitized loan portfolios.
Developments Based on Current Adverse Market Conditions
     Recent and current conditions in the credit markets have adversely impacted our business and financial condition. During 2007 and throughout 2008, the credit markets that we normally depended on for warehouse lending for originations and for securitization of our originated and purchased loans, as well as the whole loan market for acquisition of loans we originate, deteriorated. This situation began with problems in the sub-prime loan market and subsequently had the same effect on lenders and investors in asset classes other than sub-prime mortgages, such as our manufactured housing loans.
     Despite actions by the Federal Reserve Bank and the U.S. Treasury to lower interest rates and increase liquidity, uncertainty among lenders and investors continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. The specific effects were that banks and other lenders reported large losses, demanded that borrowers reduce the credit exposure to these assets resulting in “margin calls” or reductions in borrowing availability, and caused massive sales of underlying assets that collateralize the loans. The consequence of these sales has been further downward pressure on market values of the underlying assets, such as our manufactured housing loans, despite the continued high intrinsic quality of our loans in terms of borrower creditworthiness and low rates of delinquencies, defaults and repossessions.
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
     When warehouse funding is not available, or is available only on terms that do not permit us to profit from loan origination, our origination of loans for our own account could only be continued at a loss. Since there is no market for securitization at rates of interest and leverage levels acceptable to us, our only alternative for satisfying our obligations under our warehouse line was to sell the manufactured housing loans to a purchaser. Since purchasers were unwilling to pay at least the full amount advanced to borrowers plus all related fees and costs, sales of loans were not profitable for us.
     As a direct result of these market conditions and because of the lack of a reliable on-going source of loan warehouse financing and other forms of borrowings, we initiated a series of actions to change our business model.
     In February 2008, to satisfy our warehouse lender, we sold an asset-backed bond for $22.5 million, in order to fully pay off $19.6 million of repurchase agreements secured by this bond and three others that we continue to hold. Sale of this bond resulted in our recording an asset impairment charge of $9.2 million in 2007.
     We ceased originating loans for our own account during March 2008. On March 14, 2008 we sold our portfolio of approximately $174.6 million in aggregate principle balance of unsecuritized loans with a carrying value of $175.7 million for approximately $155.0 million. The proceeds from the loan sale were used to pay off our existing loan warehouse facility of $146.4 million. The warehouse facility expired on March 14, 2008 and was not renewed.
     On April 8, 2008, we completed a $46.0 million secured financing transaction with a related party and used the proceeds, combined with other funds, to pay off the $46.7 million outstanding balance of a supplemental advance credit facility which would have expired in June 2008. The facility was terminated on April 8, 2008.
     At our annual stockholders meeting on June 25, 2008, our stockholders approved an Asset Disposition and Management Plan. Pursuant to this plan, we executed a number of transactions and took several actions, as follows.
     On July 1, 2008, we completed a transaction for the sale of substantially all of the assets of Origen Servicing, Inc, our loan servicing platform, and ceased all loan servicing operations. As of the sale date, our loan servicing portfolio consisted of over 37,000 loans with approximately $1.6 billion in loan principal outstanding. Net proceeds from the sale were approximately $37.0 million. The proceeds were used to reduce related party debt by approximately $28.0 million.
     On July 31, 2008 we completed the sale of certain assets of our loan origination and insurance business and used the proceeds of approximately $1.0 million to further reduce our related party debt.
     We voluntarily delisted our common stock from the NASDAQ Global Market in December 2008 and also deregistered the stock under the Securities Exchange Act of 1934.
     The corporate shell of Origen Servicing, Inc. was sold in January 2009. Formerly, this entity, our wholly-owned subsidiary, housed our loan servicing operations. The proceeds of $175,000 from this sale were used to reduce our related party debt.
     As a direct result of the foregoing actions, we have reduced our workforce by 89% since December 31, 2007. We have dramatically reduced the operating and overhead costs associated with on-going operations and will continue to reduce costs where feasible, to include additional reductions in workforce beginning the second quarter of 2009. After the sale of our servicing and origination assets as described above, our business essentially consists of actively managing our residual interests in our securitized loan portfolios.
Going Concern
     Our audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Based on the projected cash flows from our assets, existing liquidity and the dramatic reduction of on-going costs of operations, we believe we will be able to meet such obligations in a timely manner.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to reserves for credit losses, recourse, servicing rights and retained interests in loans sold and securitized. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Securitizations Structured as Financings
     We engaged in securitizations of our manufactured housing loan receivables. We structured all loan securitizations occurring since 2003 as financings for accounting purposes under Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” When a loan securitization is structured as a financing, the financed asset remains on our books along with the recorded liability that evidences the financing, typically bonds. Income from the loan interest spread received on the securitized loans is recorded into income as earned. Through June 30, 2008, income from servicing fees received on the securitized loans was recorded into income as earned. Subsequent to the sale of our servicing rights, such fees were paid to the successor servicer and recorded by us as an operating expense. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.
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
Loans Receivable
     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. Generally, loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are described below. Periodically, we have identified loans we expect to sell prior to maturity. When loans are identified to be sold, they are reclassified as held for sale and reported at the lower of cost or market. Included in a loan’s cost are unearned deferred fees and cost and the allowance for loan losses relating to the loans held for sale. The fair value of loans classified as held for sale is based on market prices. If market prices are not readily available, fair value is based on discounted cash flow models, which considers expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans interest rates. We do not amortize basis adjustments, including deferred loan origination costs, fees and discounts and premiums on loans held for sale. Interest on loans is credited to income when earned. Loans held for investment include accrued interest and are presented net of deferred loan origination fees and costs and an allowance for estimated loan losses. All of our loans receivable were classified as held for investment at December 31, 2008 and 2007.

Allowance for Loan Losses
     Determining an allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” provides guidance on accounting for loan losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Our loan portfolio is comprised of manufactured housing loans with an average loan balance of approximately $47,000 at December 31, 2008. The allowance for loan losses is developed at the portfolio level and the amount of the allowance is determined by establishing a calculated range of probable losses. A lower range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and greater than 90 days delinquent). An upper range of probable losses is calculated by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” states that a creditor should recognize the amount that is the best estimate within the estimated range of loan losses. Accordingly, the determination of an amount within the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.
Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     We account for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $22.9 million and $3.3 million, respectively, at December 31, 2008 and $25.6 million and $3.5 million, respectively, at December 31, 2007, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheet.
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
     We document all relationships between hedging instruments and hedged items, as well as the risk-management objectives and strategy for undertaking the hedge transaction. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow.
     We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with SFAS 133.
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
     Based on conditions as of December 31, 2007, in accordance with SFAS 142, the Company determined that its recorded goodwill was fully impaired. The impairment was due to current market and economic conditions which had resulted in a further and extended decline in the quoted market price of the Company’s equity securities below tangible book value. As a result, the Company recorded a non-cash goodwill impairment charge of $32.3 million during the year ended December 31, 2007.
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
     We continuously monitor our compliance with the requirements for qualification as a REIT, and we believe that we met such requirements for the taxable year ended December 31, 2008 and prior relevant years. However, there is no assurance that the Internal Revenue Service will not decide differently.
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
Financial Condition
December 31, 2008 Compared to December 31, 2007
     At December 31, 2008 and 2007 we held loans representing approximately $937.1 million and $1,196.0 million of principal balances, respectively. Net loans outstanding constituted approximately 94% and 93% of our total assets at December 31, 2008 and 2007, respectively.
     In March 2008 we completed the sale of approximately $174.6 million in aggregate principal balance of unsecuritized loans with a carrying value of approximately $175.7 million for approximately $155.0 million.
     New loan originations for the year ended December 31, 2008, decreased $299.8 million or 87.0% to $44.8 million compared to $344.6 million for the year ended December 31, 2007. In March 2008, because of the absence of a profitable exit in the securitization market and reduced pricing in the whole loan market, we ceased originating loans for our own account. We processed $185.5 million and $111.6 million in loans originated under third-party origination agreements for the years ended December 31, 2008 and 2007, respectively.

     The carrying amount of loans receivable consisted of the following at December 31 (in thousands):

	2008	2007
Manufactured housing loans — held for investment, securitized	$934,369	$1,051,015
Manufactured housing loans — held for investment, unsecuritized	2,696	144,926
Accrued interest receivable	5,452	5,608
Deferred loan origination costs	3,186	5,612
Disount on originated loans (1)	(18,753)	—
Discount on purchased loans	(2,564)	(4,450)
Allowance for purchased loans	(1,662)	(913)
Allowance for loan losses	(10,777)	(7,882)

	$911,947	$1.193,916

(1)	Represents the fair market value of servicing rights sold in July 2008 which are related to loans held-for-investment. The discount is accreted into interest income over the life of the loans on a level yield method.
     The following table sets forth the average individual loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2008	2007
Number of loans receivable	19,788	24,416
Average loan balance	$47	$49
Weighted average loan coupon	9.44%	9.45%
Weighted average initial term	20 years	20 years
The weighted average loan coupon includes an imbedded servicing fee rate resulting from securitization or sale of the loan, but accounted for as a financing.
Delinquency statistics for the loan receivable portfolio at December 31 are as follows (dollars in thousands):

	2008			2007
	No. of	Principal	% of	No. of	Principal	% of
Days delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31— 60	231	$10,197	1.1%	268	$9,451	0.8%
61— 90	73	3,385	0.4%	84	3,496	0.3%
Greater than 90	170	8,500	0.9%	170	7,484	0.6%
     We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. The average balance of non-performing loans increased $2.8 million, or 37.9% to $8.1 million compared to $5.8 million. Non-performing loans as a percentage of average outstanding principal balance were 0.8% for the year ended December 31, 2008 compared to 0.7% for the year ended December 31, 2007.
     At December 31, 2008 we held 199 repossessed houses owned by us compared to 202 houses at December 31, 2007, a decrease of 3 houses, or 1.5%. The book value of these houses, including repossession expenses, based on the lower of cost or market value, was approximately $4.5 million at December 31, 2008 compared to $5.0 million at December 31, 2007, a decrease of $0.5 million, or 10.0%. This decrease is primarily the result of a decrease in the average outstanding principal balance of loans receivable offset by lower anticipated recovery rates in the future thus reducing the market value.
     The allowance for loan losses increased $2.9 million, or 36.7% to $10.8 million at December 31, 2008 from $7.9 million at December 31, 2007 despite a 21.7% decrease in the gross loans receivable balance, net of loans accounted for under SOP 03-3. The allowance for loan losses as a percentage of gross loans receivable, net of loans accounted for under SOP 03-3, was approximately 1.2% at December 31, 2008 compared to approximately 0.7% at December 31, 2007. Net charge-offs were $14.5 million, or 1.4% of the average outstanding loans receivable balance, and $9.3 million, or 0.9% of the average outstanding loans receivable balance, for the years ended December 31, 2008 and 2007, respectively. The increase in the loan loss allowance and net charge-offs was primarily due to the fact that during the year ended December 31, 2008, we ceased the origination of loans for our own account. and sold the vast majority of the loans we had originated since September 2007. As a result, the bulk of our remaining loans are moving towards their expected peak loss years. Additionally, as a result of deteriorating economic conditions beginning in 2007 and continuing throughout 2008 and into 2009, housing values have plunged and unemployment rates have increased dramatically. Inevitably, this has increased defaults and reduced recoveries, directly impacting our allowance for loan losses. As such, we have seen an increase in the provision for loan losses and we expect to continue to see increases in the future.
     Through our wholly-owned subsidiary, Origen Servicing, Inc., we provided loan servicing for manufactured housing loans that we and our predecessors originated or purchased, and for loans originated by third parties. As of June 30, 2008, just prior to the sale of our loan servicing platform and the cessation of all our loan servicing operations, we serviced approximately $1.6 billion of loans, including approximately $606.0 million of loans serviced for others, as compared to approximately $1.8 billion of loans, including approximately $599.1 million of loans serviced for others, as of December 31, 2007. Prior to the sale of our loan servicing platform, as part of our contractual services, certain of our servicing contracts required us to advance uncollected principal and interest payments at a prescribed cut-off date each month to an appointed trustee on behalf of the investors in the loans. We were reimbursed by the trust in the event such delinquent principal and interest payments remained uncollected during the next reporting period. Also, as part of the servicing function, in order to protect the value of the housing asset underlying the loan, we were required to advance certain expenses such as taxes, insurance costs and costs related to the foreclosure or repossession process as necessary. Such expenditures were reported to the appropriate trustee for reimbursement. At December 31, 2008, we had no servicing advances outstanding compared to $6.3 million at December 31, 2007.
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. We performed our annual impairment test of goodwill on December 31, 2007, based on conditions as of December 31, 2007, in accordance with SFAS 142, and determined that our recorded goodwill was fully impaired. The impairment was due to poor market and economic conditions in 2007 which resulted in an extended decline in the quoted market price of our equity securities below tangible book value.
     Bonds outstanding, relating to securitized financings utilizing asset-backed structures, totaled $775.1 million and $884.7 million at December 31, 2008 and 2007, respectively. These bonds relate to seven securitized transactions: Origen 2004-A, issued in February 2004, Origen 2004-B, issued in September 2004, Origen 2005-A, issued in May 2005, Origen 2005-B, issued in December 2005, Origen 2006-A, issued in August 2006, Origen 2007-A, issued in May 2007 and Origen 2007-B, issued in October 2007. Bonds outstanding for each securitized transaction were as follows at December 31 (in thousands):

	Original
	Issuance	2008	2007
Origen 2004 — A	$200,000	$83,514	$95,753
Origen 2004 — B	169,000	80,747	96,290
Origen 2005 — A	165,300	92,937	108,318
Origen 2005 — B	156,187	103,164	118,464
Origen 2006 — A	200,646	147,201	169,398
Origen 2007 — A	184,389	153,723	171,588
Origen 2007 — B	126,700	113,834	124,839

	$1,202,222	$775,120	$884,650

     We previously had a warehouse financing facility with Citigroup. We used the Citigroup facility to fund loans we originated or purchased until such time as they could be included in one of our securitization transactions. The facility was terminated in March 2008 when we ceased originating loans for our own portfolio. At December 31, 2007 total borrowings under the warehouse financing facility were $173.1 million.
     Stockholders’ equity was $78.2 million and $148.4 million at December 31, 2008 and 2007, respectively. We had net losses of $35.4 million, and non-cash other comprehensive losses of $37.3 million and declared and paid distributions of $1.2 million during the year ended December 31, 2008. We also had increases to stockholders’ equity of $2.8 million related to the vesting of 516,791 shares of stock previously issued to certain employees and directors under our equity incentive plan and $0.9 million related to a five year stock purchase warrant connected with the $46 million related party debt entered into in April 2008.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007
     On July 1, 2008, we completed the sale of our servicing platform assets to Green Tree Servicing LLC (“Green Tree”), a leading servicer of manufactured housing loans and other residential and consumer loans for $37.0 million. On July 31, 2008, we completed the sale of our third party origination and insurance platform assets to a newly formed venture, the managing member of which is a wholly owned affiliate of Manage America, a nationally recognized provider of services to the manufactured housing industry for $1.0 million. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are reporting our servicing platform and insurance platform operations in the consolidated financial statements and related notes as discontinued operations for all periods presented.
     Loan originations decreased $299.8 million, or 87.0% to $44.8 million from $344.6 million. We additionally processed $185.5 million and $111.6 million in loans originated under third-party origination agreements during the years ended December 31, 2008 and 2007, respectively. Chattel loans comprised approximately 93% and 87% of loans originated during the years ended December 31, 2008 and 2007, respectively. The other loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.
     Interest income on loans increased $2.0 million, from $87.1 million to $89.1 million, or 2.3% despite a decrease of approximately $67 million or 6.2% in average outstanding principal balance of loans receivable from $1,078 million to $1,011 million. The weighted average net interest rate on the loans receivable portfolio increased to 8.81% from 8.08%. This increase was a result of the sale of our servicing operation assets to Green Tree Servicing LLC (“Green Tree”) on July 1, 2008. Prior to the sale, we serviced the loans in our loan portfolio and reported interest income on our loan portfolio net of servicing fee expense of approximately 1.25%. For the six months ended December 31, 2008 (after the sale of the servicing assets), interest income is recorded at the coupon rate of the loan and servicing fee expense is recorded in non-interest expense. Service fee expense paid to Green Tree was approximately $6.4 million for the six months ended December 31, 2008, following the sale of the servicing assets.
     Interest income on other interest earning assets decreased from $2.6 million to $1.9 million. The decrease was primarily the result of a decrease in the average balance of interest earning assets other than manufactured housing loans from $63.4 million to $37.0 million. In February 2008 we sold an investment security with a net book value of approximately $22.4 million. The investment security was pledged as collateral on a repurchase agreement with Citigroup and the repurchase agreement was not renewed.
     Interest expense increased $0.9 million, or 1.5%, to $60.7 million from $59.8 million. The majority of our interest expense relates to interest on our loan funding facilities. Average debt outstanding decreased $73.0 million to $908.2 million compared to $981.2 million, or 7.5%. The decrease in average debt outstanding is directly attributable to the fact that we ceased origination of loans for our own portfolio in March 2008 and terminated our warehouse funding facility. The average interest rate on total debt outstanding increased from 6.1% to 6.7%.

     The following table presents information relative to the average balances and interest rates of our interest earning assets and interest bearing liabilities for the years ended December 31 (dollars in thousands):

	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Manufactured housing loans (1)	$1,011,440	$89,072	8.81%	$1,078,174	$87,114	8.08%
Investment securities	12,666	1,582	12.49%	41,228	3,804	9.23%
Other interest earning assets	24,299	349	1.44%	22,212	1,209	5.44%

Total	$1,048,405	$91,003	8.68%	$1,141,614	$92,127	8.07%

Interest bearing liabilities:
Loan funding facilities(2)	$875,698	$55,368	6.32%	$955,807	$57,899	6.06%
Repurchase agreements	2,497	129	5.17%	20,811	1,270	6.10%
Other interest bearing liabilities (3)	30,048	5,235	17.42%	4,562	589	12.91%

Total	$908,243	$60,732	6.69%	$981,180	$59,758	6.09%

Net interest income and interest rate spread		$30,271	1.99%		$32,369	1.98%

Net yield on average interest earning assets (4)			2.89%			2.84%

(1)	Net of loan servicing fees for the six months ended June 30, 2008 and year ended December 31, 2007.

(2)	Includes facility fees.

(3)	Includes non-use fees and the amortization of the fair value of the related stock purchase warrant.

(4)	Amount is calculated as net interest income divided by total average interest earning assets.
     The following table sets forth the changes in the components of net interest income for the year ended December 31, 2008 compared to the year ended December 31, 2007 (in thousands). The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For the purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

	Volume	Rate	Total
Interest earning assets:
Manufactured housing loans	$(5,392)	$7,350	$1,958
Investment securities	(2,635)	413	(2,222)
Other interest earning assets	114	(974)	(860)

Total interest income	$(7,913)	$6,789	$(1,124)

Interest bearing liabilities:
Loan funding facilities	$(4,853)	$2,322	$(2,531)
Repurchase agreements	(1,118)	(23)	(1,141)
Other interest bearing liabilities	3,290	1,356	4,646

Total interest expense	$(2,681)	$3,655	$974

Decrease in net interest income			$(2,098)

     Monthly provisions are made to the allowance for general loan losses in order to maintain a level that is adequate to absorb inherent losses in the manufactured housing loan portfolio. The level of the allowance is based principally on the outstanding balance of the contracts held on our balance sheet, current loan delinquencies and historical trends. The provision for loan losses increased 103.4% to $17.7 million from $8.7 million. In March 2008 we ceased the origination of loans for our own account. Additionally, during the first two quarters of 2008, we sold the vast majority of the loans we had originated since September 2007. As a result, the bulk of our remaining loans are moving towards their expected peak loss years. Also, we have experienced a steady decline in recovery rates upon liquidation of repossessed houses over the last 12 months. As such, we have seen an increase in the charge offs and provision for loan losses and we expect to continue to see increases in the future as the bulk of the portfolio ages through its expected peak loss years. Net charge-offs were $17.7 million, an increase of $9.1 million or 105.8% compared to $8.6 million. As a percentage of average outstanding principal balance total net charge-offs, increased to 1.8% compared to 1.0%.

     An impairment of $0.7 million in the carrying value of a previously purchased loan pool was recognized during the year ended December 31, 2008, as a result of changes in projected cash flows. No such impairment was recorded during the year ended December 31, 2007.
     Non-interest income decreased $26.3 million to a loss of $22.7 million from income of $3.6 million. This decrease was attributable to a $22.4 million loss on the sale of loans, a loss of $3.8 million related to the termination of two interest rate swaps previously accounted for as cash flow hedges, mark-to-market adjustments on interest rate swaps that do not receive hedge accounting treatment and a decrease of $0.4 million in third party origination income.
     Total non-interest expense for the year ended December 31, 2008, was $33.3 million compared to $66.8 million for the year ended December 31, 2007 which included a non-cash goodwill impairment charge of $32.3 million and an investment impairment charge of $9.2 million. Following is a discussion of the decrease of $33.5 million, or 50.2%.
     Personnel expenses increased approximately $2.0 million, or 11.8%, to $18.9 million compared to $16.9 million. The increase is primarily the result of $4.8 million of change in control payments due to certain executive officers and a $1.3 million increase in stock and deferred compensation costs which were both triggered by the sale of our servicing platform assets to Green Tree, and other severance costs of approximately $2.5 million. The increase was offset by a decrease of $6.7 million in salaries, bonuses, payroll taxes and other personnel expenses which were $7.1 million compared to $13.8 million. We have reduced the number of full time employees by approximately 89% during the year ended December 31, 2008 as we continue rightsizing the company to efficiently and effectively continue operations and preserve shareholder value.
     Loan origination and servicing expenses increased approximately $5.9 million to $7.3 million from $1.4 million. The increase is primarily the result of servicing fees we now pay to Green Tree as our third party servicer which were $6.4 million for the year ended December 31, 2008. Upon sale of our servicing platform assets to Green Tree on July 1, 2008, Green Tree was appointed as a successor servicer to our securitized and unsecuritized owned loan portfolio.
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. We performed our annual impairment test of goodwill on December 31, 2007, in accordance with SFAS 142, and determined that our recorded goodwill was fully impaired. The impairment was due to poor market and economic conditions in 2007 which resulted in an extended decline in the quoted market price of the Company’s equity securities below tangible book value.
     In December 2007, we transferred an investment with a $31.8 million carrying value from investments held-to-maturity to investments available-for-sale. At the time of this transfer we recognized an other-than-temporary impairment of $9.2 million in order to record the investment at fair value upon completion of the transfer. In February 2008 the investment was sold and no gain or loss was recorded on the transaction. In 2008 we had no other investments classified as available-for-sale and no other-than-temporary impairment was recognized.
     We are licensed as a loan originator and servicer of manufactured housing loans in all states in which we conducted business. Accordingly, we are subject to taxation by the states in which we conduct business. Depending on the individual state, taxes may be based on proportioned revenue, net income, capital base or asset base. During both of the years ended December 31, 2008 and 2007, we incurred state taxes of $0.3 million.
     Other operating expenses, which consist of occupancy and equipment, professional fees, travel and entertainment and miscellaneous expenses decreased $0.2 million, or 3.0%, from $6.7 million to $6.5 million. Professional fees increased by $0.5 million, or 26.3% from $1.9 million to $2.4 million. Occupancy and equipment, office expense and telephone expense decreased by $0.2 million, or 25.0% from $0.8 million to $0.6 million. Travel and entertainment expense decreased $1.4 million, or 82.4%, from $1.7 million to $0.3 million. Miscellaneous expenses increased by $0.8 million, or 57.1% from $1.4 million to $2.2 million.
     Income tax expenses for the years ended December 31, 2008 and 2007 were approximately $61,000 and $47,000, respectively.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006
     Loan originations increased $61.9 million, or 21.9% to $344.6 million from $282.7 million for the years ended December 31, 2007 and 2006, respectively. We additionally processed $111.6 million and $49.6 million in loans originated under third-party origination agreements during the years ended December 31, 2007 and 2006, respectively. Chattel loans comprised approximately 87% and 91% of loans originated during the years ended December 31, 2007 and 2006, respectively. The other loans originated, in each year, were land-home loans, which represent manufactured housing loans that are additionally collateralized by real estate.
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
     As a result of the acquisition of Origen Financial L.L.C., our predecessor company, on October 8, 2003, which was accounted for as a purchase, we recorded the net assets acquired at fair value, which resulted in recording goodwill of $32.3 million. We performed our annual impairment test of goodwill on December 31, 2007, in accordance with SFAS 142, and determined that our recorded goodwill was fully impaired. The impairment was due to current market and economic conditions which have resulted in a further and extended decline in the quoted market price of the Company’s equity securities below tangible book value. As a result, we recorded a non-cash goodwill impairment charge of $32.3 million during the year ended December 31, 2007. No impairment was recorded during the year ended December 31, 2006.

     In December 2007, we transferred an investment with a $31.8 million carrying value from investments held-to-maturity to investments available-for-sale. At the time of this transfer we recognized an other-than-temporary impairment of $9.2 million in order to record the investment at fair value upon completion of the transfer.
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
Liquidity and Capital Resources
     During the third and fourth quarters of 2007 and through all of 2008, the capital markets encountered unprecedented disruption as a result of difficulties in the sub-prime mortgage market. While we were not participants in that market, we nonetheless were negatively affected by the unsettled market conditions. Spreads widened across all spectrums of the asset-backed securities market and providers of warehouse lending facilities and other forms of operating capital severely tightened conditions and applied significantly more conservative market value determinations on the collateral underlying existing loan programs. The sale of our portfolio of unsecuritized loans during the first quarter of 2008, the issuance of $46.0 million of senior secured promissory notes during April 2008 and the sale of our servicing platform assets and certain of our loan origination and insurance business assets during July 2008, has temporarily enhanced our liquidity position. However, market conditions have had a severe adverse effect on our liquidity and capital resources.
     After the sale of our servicing and loan origination and insurance business assets, our business essentially consists of actively managing our residual interests in our securitized loan portfolios. Therefore, our ongoing capital needs are primarily limited to meeting our existing debt obligations and to fund the operating costs of our remaining operations. At December 31, 2008 we had approximately $14.2 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our REIT taxable income (as defined in the Internal Revenue Code) to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash provided from operations and external sources of capital. Historically, we have satisfied our liquidity needs through cash generated from operations, sales of our common and preferred stock, borrowings on our credit facilities and securitizations. Given that we have ceased originating loans for our own account, our business has become much less capital intensive, and we believe that cash provided from operations will be sufficient to fund our ongoing business.
     Cash provided by operating activities during the year ended December 31, 2008, totaled $169.8 million versus $23.1 million for the year ended December 31, 2007. Cash provided by investing activities was $124.4 million for the year ended December 31, 2008 versus cash used in investing activities of $254.0 million for the year ended December 31, 2007. Cash used to originate and purchase loans decreased 87.7%, or $323.0 million, to $45.3 million for the year ended December 31, 2008 compared to $368.3 million for the year ended December 31, 2007. Principal collections on loans totaled $94.7 million for the year ended December 31, 2008 as compared to $104.2 million for the year ended December 31, 2007, a decrease of $9.5 million, or 9.1%. The decrease in collections is primarily related to the decrease in the principal balance outstanding of the loan portfolio, which was $937.1 million for the year ended December 31, 2008 compared to $1.2 billion at December 31, 2007, a direct result of the sale of approximately $174.6 million in principal balance of unsecuritized manufactured home loans and the decision in March 2008 to cease originating loans for our own account.

     The primary sources of cash during the year ended December 31, 2008 were $1.0 million from the sale of certain assets of our loan origination and insurance business, the sale of an asset-backed bond for $22.5 million, the sale of loans for $162.3 million and the issuance of $46.0 million of senior secured promissory notes to a related party. We used $19.6 million from the asset-backed bond sale to fully pay off all of our obligations under repurchase agreements. We used $203.9 million from loan sales and the issuance of senior secured promissory notes to pay off the outstanding balances on our warehouse and supplemental advance credit facilities.
     An additional source of cash was $37.0 million from the sale of certain of our servicing platform assets to Green Tree on July 1, 2008. The purchase price paid by Green Tree was calculated as follows: (i) 2.04% of the unpaid principal balance of the principal amount of loans for which we act as servicer or sub-servicer as of the closing date; (ii) 84.2% of the aggregate amount of the unreimbursed servicing advances; (iii) 75.0 % of the aggregate amount of unearned unreimbursed force-placed insurance premiums; and (iv) $1.00 for the goodwill associated with our role as a servicing party, including software applications, know-how and policies and procedures. Proceeds from the sale were used in part to repay in its entirety the $15.0 million loan from the William M. Davidson Trust u/a/d 12/13/04, originally incurred in September 2007, and to pay down approximately $13.0 million in principal amount of our $46.0 million Note from the William M. Davidson Trust u/a/d 12/13/04.
     Our audited financial statements as of and for the year ended December 31, 2008 were prepared under the assumption that we will continue our operations as a going concern. Included in our Annual Report on Form 10-K for the year ended December 31, 2007, our registered independent accountants expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the company. Based on the proceeds from the sale of the servicing platform and certain of the origination and insurance asset, and our expected cash flows from operations, we believe we will be able to meet our existing debt obligations in a timely manner.
     In addition to borrowings under our credit facilities and issuances of securitized notes, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2008 (in thousands):

		Less than	1 — 3	4 — 5
	Total	1 year	years	years	Thereafter
Notes payable — 2004-A securitization (1)	$83,514	$11,767	$19,079	$14,524	$38,144
Notes payable — 2004-B securitization (2)	80,747	12,676	19,698	12,177	36,196
Notes payable — 2005-A securitization (3)	92,937	13,274	21,311	15,220	43,132
Notes payable — 2005-B securitization (4)	103,164	17,413	22,626	17,057	46,068
Notes payable — 2006-A securitization (5)	147,201	24,066	34,395	24,057	64,683
Notes payable — 2007-A securitization (6)	153,723	21,129	36,743	29,352	66,499
Notes payable — 2007-B securitization (7)	113,834	15,007	26,666	18,093	54,068
Notes payable — related party (8)	29,351	—	29,351	—	—
Operating leases	1,685	644	1,041	—	—

Total contractual obligations	$806,156	$115,976	$210,910	$130,480	$348,790

(1)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-A, is the issuer of the notes payable under the 2004-A securitization.

(2)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2004-B, is the issuer of the notes payable under the 2004-B securitization.

(3)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-A, is the issuer of the notes payable under the 2005-A securitization.

(4)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2005-B, is the issuer of the notes payable under the 2005-B securitization.

(5)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2006-A, is the issuer of the notes payable under the 2006-A securitization.

(6)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2007-A, is the issuer of the notes payable under the 2007-A securitization.

(7)	Origen Financial L.L.C. through a special purpose entity, Origen Manufactured Housing Contract Trust 2007-B, is the issuer of the notes payable under the 2007-B securitization.

(8)	Origen Financial L.L.C. is the borrower under the agreement with the William M. Davidson Trust u/a/d 12/13/04.
     We need cash to pay interest expense on our securitized bonds and related party debt. We expect the total interest expense to be in excess of $43.9 million during the twelve months ending December 31, 2009.
     Our short-term liquidity and capital requirements consist primarily of funds necessary to continue the active management of our residual interests in our securitized loan portfolios. We believe our existing liquidity and cash flow from operations will meet our liquidity requirement through 2009.
     Our long-term liquidity and capital requirements consist primarily of funds necessary to continue the active management of our residual interests in our securitized loan portfolios. We expect to meet our long-term liquidity requirements through cash generated from operations, but we may require external sources of capital, which may include sales of assets, debt securities, convertible debt securities or third-party borrowings. Our ability to meet our long-term liquidity needs depends on numerous factors, many of which are outside of our control. These factors include general capital market and economic conditions, general market interest rate levels the shape of the yield curve and spreads between rates on U.S. Treasury obligations and securitized bonds, all of which affect investors’ demand for equity and debt securities, including securitized debt securities. As has recently been demonstrated, general market conditions can change rapidly, and accordingly the level of access to liquidity and the cost of such liquidity can be negatively impacted in ways disproportionate to the credit performance of an entity’s underlying asset portfolio or the quality of its operations.
     The risks associated with the manufactured housing business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For our borrowers, loss of employment, increases in cost-of- living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect our financial condition, results of operations and liquidity. We bear the risk of delinquency and default on securitized loans in which we have a residual or retained ownership interest. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in sales or securitizations if the loan materially violates our representations or warranties.
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
     The outstanding balance of our variable rate debt, under which we paid interest at various LIBOR rates plus a spread, totaled $414.8 million and $656.5 million at December 31, 2008 and 2007, respectively. If LIBOR increased or decreased by 1.0% during the years ended December 31, 2008 and 2007, we believe our interest expense would have increased or decreased by approximately $5.8 million and $5.2 million, respectively, based on the $487.2 million and $518.0 million average balance outstanding under our variable rate debt facilities for the years ended December 31, 2008 and 2007, respectively. As a result of our hedging activity, the increase or decrease in interest expense would have been offset by $4.4 million and $3.3 million during the years ended December 31, 2008 and 2007, respectively. We had no variable rate interest earning assets outstanding during the years ended December 31, 2008 or 2007.The following table shows the contractual maturity dates of our assets and liabilities at December 31, 2008. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between re-pricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings (dollars in thousands).

	Expected Maturity
	0 to 3	4 to 12	1 to 5	Over 5
	months	months	years	years	Total
Assets
Cash and equivalents	$14,118	$—	$—	$—	$14,118
Restricted cash	12,927	—	—	—	12,927
Investments	—	—	—	9,739	9,739
Loans receivable, net	24,862	109,754	451,017	326,314	911,947

Furniture, fixtures and equipment, net	32	100	269	—	401
Repossessed houses	2,272	2,271	—	—	4,543
Other assets	2,312	1,271	3,301	4,974	11,858

Total assets	$56,523	$113,396	$454,587	$341,027	$965,533

Liabilities and Stockholders’ Equity
Securitization financing	$31,391	$83,942	$310,996	$348,791	$775,120

Notes payable — related party	—	—	29,351	—	29,351
Derivative liabilities	—	—	—	57,887	57,887
Other liabilities	22,252	395	1,832	501	24,980

Total liabilities	53,643	84,337	342,179	407,179	887,338

Preferred stock	—	—	—	125	125
Common stock	—	—	—	259	259
Additional paid-in-capital	—	—	—	225,542	225,542
Accumulated other comprehensive loss	5	(19)	(1,655)	(55,659)	(57,328)
Distributions in excess of earnings	—	—	—	(90,403)	(90,403)

Total stockholders’ equity	5	(19)	(1,655)	79,864	78,195

Total liabilities and stockholders’ equity	$53,648	$84,318	$340,524	$487,043	$965,533

Interest sensitivity gap	$2,875	$29,078	$114,063	$(146,016)
Cumulative interest sensitivity gap	$2,875	$31,953	$146,016	$—
Cumulative interest sensitivity gap to total assets	.30%	3.31%	15.12%	—
     We believe the negative effect of a rise in interest rates on our loans receivable is reduced by our hedging strategies, which fix our cost of funds associated with the loans over the lives of such loans.
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
     We held six separate open derivative positions at December 31, 2008. All six of these positions were interest rate swaps. Three of the positions are interest rate swaps related to our 2006-A, 2007-A and 2007-B securitizations. These interest rate swaps lock in the base LIBOR interest rate on the outstanding balances of the 2006-A, 2007-A and 2007-B variable rate notes at 5.48%, 5.12% and 5.23%, respectively, for the life of the notes. At December 31, 2008, the outstanding notional balances on these interest rate swaps was $149.1 million, $154.9 million and $114.4 million on the 2006-A, 2007-A and 2007-B interest rate swaps, respectively.
     At December 31, 2008 we held three interest rate swaps which were not accounted for as hedges. Under the agreements, at December 31, 2008, we paid one month LIBOR and received fixed rates of 5.48%, 5.12% and 5.23% on outstanding notional balances of $2.3 million, $3.7 million and $4.1 million, respectively.
     The following table shows our financial instruments that are sensitive to changes in interest rates and are categorized by contractual maturity at December 31, 2008 (dollars in thousands):

	Interest Rate Sensitivity
						There-
	2009	2010	2011	2012	2013	after	Total
Interest sensitive assets
Interest bearing deposits	$23,027	$—	$—	$—	$—	$—	$23,027
Average interest rate	1.44%	—	—	—	—	—	1.44%
Investments	—	—	—	—	—	9,763	9,763
Average interest rate	—	—	—	—	—	9.23%	9.23%
Loans receivable, net	142,902	128,840	113,782	100,154	88,007	338,262	911,947
Average interest rate	9.44%	9.44%	9.44%	9.44%	9.44%	9.44%	9.44%
Derivative asset	—	—	—	—	—	326	326
Average interest rate	—	—	—	—	—	5.26%	5.26%

Total interest sensitive assets	$165,929	$128,840	$113,782	$100,154	$88,007	$348,351	$945,063

Interest sensitive liabilities
Securitization financing	$115,332	$97,294	$83,223	$71,034	$59,445	$348,792	$775,120
Average interest rate	6.33%	6.33%	6.33%	6.33%	6.33%	6.33%	6.33%
Notes payable — related party	—	—	—	29,351	—	—	29,351
Average interest rate	—	—	—	17.42%	—	—	17.42%
Derivative liability	—	—	—	—	—	57,887	57,887
Average interest rate	—	—	—	—	—	5.28%	5.28%

Total interest sensitive liabilities	$115,332	$97,294	$83,223	$100,385	$59,445	$406,679	$862,358

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Origen Financial, Inc.
We have audited the accompanying consolidated balance sheets of Origen Financial, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Origen Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
/S/ GRANT THORNTON LLP
Southfield, Michigan
March 26, 2009

Origen Financial, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Assets
Cash and cash equivalents	$14,118	$10,791
Restricted cash	12,927	16,290
Investments	9,739	32,393
Loans receivable, net of allowance for losses of $10,777 and $7,882, respectively	911,947	1,193,916
Servicing advances	—	6,298
Servicing rights	—	2,146
Furniture, fixtures and equipment, net	401	2,974
Repossessed houses	4,543	4,981
Other assets	11,858	14,412

Total assets	$965,533	$1,284,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Warehouse financing	$—	$173,072
Securitization financing	775,120	884,650
Repurchase agreements	—	17,653
Notes payable — related party	29,351	14,593
Derivative liabilities	57,887	20,443
Other liabilities	24,980	25,405

Total liabilities	887,338	1,135,816

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; 125 shares issued and outstanding at December 31, 2008 and December 31, 2007; $1,000 per share liquidation preference	125	125
Common stock, $.01 par value, 125,000,000 shares authorized; 25,926,149 and 26,015,275 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	259	260
Additional paid-in-capital	225,542	221,842
Accumulated other comprehensive loss	(57,328)	(20,012)
Distributions in excess of earnings	(90,403)	(53,830)

Total stockholders’ equity	78,195	148,385

Total liabilities and stockholders’ equity	$965,533	$1,284,201

Origen Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share data)

	2008	2007	2006
Interest Income
Total interest income	$90,827	$91,267	$73,635
Total interest expense	60,732	59,740	43,456

Net interest income before loan losses and impairment	30,095	31,527	30,179
Provision for loan losses	17,745	8,739	7,069
Impairment of purchased loan pool	749	—	485

Net interest income after loan losses and impairment	11,601	22,788	22,625
Non-interest Income
Servicing income	1,366	2,502	34
Origination income	1,520	1,968	1,413
Loss on loan sales	(22,377)	—	—
Other	(3,239)	(835)	185

Total non-interest income (loss)	(22,730)	3,635	1,632

Non-interest Expenses
Personnel	18,936	16,888	16,886
Loan origination and servicing	7,336	1,437	952
Goodwill impairment	—	32,277	—
Investment impairment	32	9,179	114
State business taxes	475	270	234
Other operating	6,487	6,721	5,949

Total non-interest expense	33,266	66,772	24,135

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(44,395)	(40,349)	122
Income tax expense	61	47	—

Income (loss) from continuing operations	(44,456)	(40,396)	122
Income from discontinued operations, net of tax	9,092	8,629	6,803
Cumulative effect of change in accounting principle	—	—	46

NET INCOME (LOSS)	$(35,364)	$(31,767)	$6,971

Weighted average common shares outstanding, basic	25,689,639	25,316,278	25,125,472

Weighted average common shares outstanding, diluted	25,689,639	25,316,278	25,181,654

Basic earnings (loss) per common share before cumulative effect of change in accounting principle:
Income (loss) from continuing operations	$(1.73)	$(1.60)	$0.01
Income from discontinued operations	$.35	$.34	$0.27

Net income (loss)	$(1.38)	$(1.26)	$0.28

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle:
Income (loss) from continuing operations	$(1.73)	$(1.60)	$0.01
Income from discontinued operations	$.35	$.34	$0.27

Net income (loss)	$(1.38)	$(1.26)	$0.28

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1.73)	$(1.60)	$0.01
Income from discontinued operations	$.35	$.34	$0.27

Net income (loss)	$(1.38)	$(1.26)	$0.28

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.73)	$(1.60)	$0.01
Income from discontinued operations	$.35	$.34	$0.27

Net income (loss)	$(1.38)	$(1.26)	$0.28

Origen Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Net income (loss)	$(35,364)	$(31,767)	$6,971
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(41,421)	(19,072)	(1,587)
Reclassification adjustment for net realized (gains) losses included in net income (loss)	4,105	(315)	55

Total other comprehensive income (loss)	(37,316)	(19,387)	(1,532)

Comprehensive income (loss)	$(72,680)	$(51,154)	$5,439

Origen Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share data)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid in	Comprehensive	In Excess of	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance January 1, 2006	$125	$255	$218,366	$907	$(19,702)	$199,951
Issuance of non-vested stock	—	5	(5)	—	—	—
Retirement of non-vested stock	—	(1)	(287)	—	—	(288)
Share-based compensation expense	—	—	1,731	—	—	1,731
Net income	—	—	—	—	6,971	6,971
Other comprehensive loss	—	—	—	(1,532)	—	(1,532)
Cumulative effect of change in accounting principle	—	—	(46)	—	—	(46)
Cash distribution paid ($0.09 per common share)	—	—	—	—	(2,323)	(2,323)

Balance December 31, 2006	$125	$259	$219,759	$(625)	$(15,054)	$204,464
Issuance of non-vested stock	—	2	(2)	—	—	—
Retirement of non-vested stock	—	(1)	(360)	—	—	(361)
Other common stock issuances, net	—	—	261	—	—	261
Issuance of common stock purchase warrants	—	—	587	—	—	587
Share-based compensation expense	—	—	1,597	—	—	1,597
Net loss	—	—	—	—	(31,767)	(31,767)
Other comprehensive loss	—	—	—	(19,387)	—	(19,387)
Cash distribution paid ($0.27 per common share)	—	—	—	—	(7,009)	(7,009)

Balance December 31, 2007	$125	$260	$221,842	$(20,012)	$(53,830)	$148,385

Retirement of non-vested stock	—	(1)	(122)	—	—	(123)
Issuance of common stock purchase warrants	—	—	858	—	—	858
Share-based compensation expense	—	—	2,964	—	—	2,964
Net loss	—	—	—	—	(35,364)	(35,364)
Other comprehensive loss	—	—	—	(37,316)	—	(37,316)
Cash distribution paid ($0.05 per common share)	—	—	—	—	(1,209)	(1,209)

Balance December 31, 2008	$125	$259	$225,542	$(57,328)	$(90,403)	$78,195

Origen Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(35,364)	$(31,767)	$6,971
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for loan losses	17,745	8,739	7,069
Goodwill impairment	—	32,277	—
Investment impairment	32	9,179	114
Impairment of purchased loan pool	749	—	485
Impairment of servicing rights	—	—	69
Depreciation and amortization	5,755	5,445	5,499
Compensation expense recognized under share-based compensation plans	2,963	1,597	1,731
Cumulative effect of change in accounting principle	—	—	(46)
Proceeds from sale of loans	162,336	—	1,049
Losses on sale of loans held for sale	22,377	—	—
Gain on sale of servicing rights	(6,523)	—	—
Gain on sale of third party origination platform	(551)	—	—
Decrease in servicing assets	1,079	1,443	1,234
Increase (decrease) in other assets	(3,483)	(5,736)	(7,697)
Increase (decrease) in accounts payable and other liabilities	2,725	1,879	(192)

Net cash provided by operating activities	169,840	23,056	16,286
Cash Flows From Investing Activities
(Increase) decrease in restricted cash	3,363	(878)	(1,777)
Proceeds from sale of investments	22,400	—	—
Proceeds from sale of servicing operation assets	37,047	—	—
Proceeds from sale of origination and insurance operation assets	1,000	—	—
Origination and purchase of loans	(45,266)	(368,337)	(288,366)
Principal collections on loans	94,684	104,242	86,568
Proceeds from sale of repossessed houses	10,763	11,586	11,297
Capital expenditures	409	(610)	(987)

Net cash provided by (used in) investing activities	124,400	(253,997)	(193,265)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	—	261	—
Retirement of common stock	(123)	(361)	(288)
Dividends paid	(1,208)	(7,009)	(2,323)
Proceeds upon termination of hedging transaction	—	281	1,418
Payment upon termination of hedging transaction	(4,198)	(1,921)	—
Proceeds from securitization financing	—	311,089	200,646
Repayment of securitization financing	(109,659)	(111,612)	(94,297)
Proceeds from advances under repurchase agreements	1,888	759	—
Repayment of advances under repurchase agreements	(19,541)	(6,688)	—
Proceeds from warehouse financing	30,800	361,228	273,558
Repayment of warehouse financing	(203,872)	(319,676)	(207,449)
Proceeds from notes payable — related party	46,000	15,000	—
Repayment of notes payable — related party	(31,000)	—	—
Change in notes payable — servicing advances, net	—	(2,185)	(27)

Net cash provided by (used in) financing activities	(290,913)	239,166	171,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,327	8,225	(5,741)
Cash and cash equivalents, beginning of period	10,791	2,566	8,307

Cash and cash equivalents, end of period	$14,118	$10,791	$2,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,583	$57,873	$42,565
Cash paid for income taxes	$100	$10	$—
Non cash financing activities:
Non-vested stock issued as unearned compensation	$—	$1,037	$2,905
Loans transferred to repossessed assets	$23,699	$19,367	$18,598

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
     Through March 2008 the Company’s business was to originate, purchase and service manufactured housing loans. The Company’s manufactured housing loans are amortizing loans that range in amounts from $10,000 to $250,000 and have terms of seven to thirty years and are located throughout the United States. The Company generally securitized or placed the manufactured housing loans it originated with institutional investors and retained the right to service the loans on behalf of those investors.
     In March 2008, because of the lack of a reliable source for a loan warehouse facility and the unavailability of a profitable exit in the securitization market, the Company ceased originating loans for its own account and sold its portfolio of unsecuritized loans at a substantial loss. The proceeds from the loan sale were used to pay off its existing loan warehouse line of credit, which was not renewed.
     In April 2008, the Company completed a secured financing transaction with a related party and used the proceeds, combined with other funds, to pay off the outstanding balance of a supplemental advance credit facility which would have expired in June 2008.
     At the Company’s annual stockholders meeting on June 25, 2008, the Company’s stockholders approved an Asset Disposition and Management Plan. Pursuant to this plan, the company executed a number of transactions and took several actions, as follow.
•	On June 30, 2008, the company completed a transaction for the sale of its loan servicing platform assets and ceased all loan servicing operations.

•	In July 2008, the Company completed the sale of certain assets of its loan origination and insurance business and used the proceeds to reduce its related party debt.

•	In December 2008, the company voluntarily delisted its common stock from the NASDAQ Global Market and deregistered the stock under the Securities Exchange Act of 1934.
     Currently, most of the Company’s activities are conducted through Origen Financial L.L.C., which is a wholly owned subsidiary. After the sale of the servicing and origination assets as described above, the Company’s business essentially consists of actively managing its residual interests in its securitized loan portfolios.
Basis of Financial Statement Presentation
     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries. All intercompany amounts have been eliminated. Certain amounts from prior periods have been reclassified in order to reflect the servicing platform and insurance business assets as discontinued operations. (See Note 22 — “Discontinued Operations” for further discussions.)

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including significant estimates regarding the allowance for loan losses, deferral of certain direct loan origination costs, amortization of yield adjustments to net interest income and the valuation of goodwill. Actual results could differ from those estimates.
Cash and Cash Equivalents
     Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to securitized loans that are held in trust. The restricted cash represents principal and interest payments on manufactured housing loans that will be remitted to securitized trusts for distribution to bond holders. Cash balances may be in excess of amounts insured by the Federal Deposit Insurance Corporation.
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
Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The Company accounts for loan pools and debt securities acquired with evidence of deterioration of credit quality at the time of acquisition in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The carrying values of such purchased loan pools and debt securities were approximately $20.3 million and $3.4 million, respectively, at December 31, 2008 and $25.6 million and $3.5 million, respectively, at December 31, 2007, and are included in loans receivable and investments held to maturity, respectively, in the consolidated balance sheets.
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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
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
Loans Receivable
     Loans receivable consist of manufactured housing loans under contracts collateralized by the borrowers’ manufactured houses and in some instances, related land. Generally, loans receivable are classified as held for investment and are carried at amortized cost, except for loans purchased with evidence of deterioration of credit quality since origination, which are accounted for as described above, under “Loan Pools and Debt Securities Acquired with Evidence of Deterioration of Credit Quality.” Periodically, the Company identifies loans that it expects to sell prior to maturity. When loans are identified to be sold, they are reclassified as held for sale and reported at the lower of cost or market. Included in a loan’s cost are unearned deferred fees and costs and the allowance for loan losses relating to the loans held for sale. The fair value of loans classified as held for sale is based on market prices. If market prices are not readily available, fair value is based on discounted cash flow models, which consider expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans interest rates. The Company does not amortize basis adjustments, including deferred loan origination costs, fees and discounts and premiums on loans held for sale. Interest on loans is credited to income when earned. Loans held for investment include accrued interest and are presented net of deferred loan origination fees and costs and an allowance for estimated loan losses. All of the Company’s loans receivable were classified as held for investment at December 31, 2008 and 2007.
Allowance for Loan Losses
     The allowance for possible loan losses is maintained at a level believed adequate by management to absorb losses on loans in the Company’s loan portfolio. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company provides an accrual for loan losses when it is probable that a loan asset has been impaired and the amount of such loss can be reasonably estimated. The Company’s loan portfolio is comprised of homogenous manufactured housing loans with average loan balances of approximately $47,000 at December 31, 2008. The allowance for loan losses is developed at a portfolio level and the amount of the allowance is determined by establishing a calculated range of probable losses. A range of probable losses is calculated by applying historical loss rate factors to the loan portfolio on a stratified basis using the Company’s current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent) and by the extrapolation of probable loan impairment based on the correlation of historical losses by vintage year of origination. Based on Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” the Company then makes a determination of the best estimate within the calculated range of loan losses. Such determination may include, in addition to historical charge-off experience, the impact of changed circumstances on current impairment of the loan portfolio. The accrual of interest is discontinued when a loan becomes more than 90 days past due. Cash receipts on impaired loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The allowance for loan losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Servicing Rights
     On July 1, 2008, the Company completed the sale of its servicing platform assets to Green Tree and ceased servicing loans. Prior to that the Company adopted the provisions of SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140,” on January 1, 2007. As a result of the adoption of SFAS 156, the Company characterized servicing rights relating to all existing manufactured housing loans as a single class of servicing rights and did not elect to apply fair value accounting to these servicing rights. The Company recognizes the fair value of loan servicing rights purchased or on loans originated and sold, by recognizing a separate servicing asset or liability. Management is required to make complex judgments when establishing the assumptions used in determining fair values of servicing assets. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. These assumptions were reviewed on a monthly basis and changed based on actual and expected performance.
     The Company stratified its servicing assets based on the predominant risk characteristics of the underlying loans, which are loan type, interest rate and loan size. Servicing assets were amortized in proportion to and over the expected servicing period.
     The carrying amount of loan servicing rights were assessed for impairment by comparison to fair value and a valuation allowance was established through a charge to earnings in the event the carrying amount exceeded the fair value. Fair value was estimated based on the present value of expected future cash flows.
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
     Based on conditions as of December 31, 2007, in accordance with SFAS 142, the Company determined that its recorded goodwill was fully impaired. The impairment was due to current market and economic conditions which

Origen Financial, Inc.
Notes to Consolidated Financial Statements
had resulted in a further and extended decline in the quoted market price of the Company’s equity securities below tangible book value. As a result, the Company recorded a non-cash goodwill impairment charge of $32.3 million during the year ended December 31, 2007.
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
     The Company documented all relationships between hedging instruments and hedged items, as well as the risk-management objectives and strategy for undertaking the hedge transaction. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow.
     The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with SFAS 133.
     Derivative financial instruments that do not qualify for hedge accounting are carried at fair value and changes in fair value are recognized currently in earnings.
Securitizations Structured as Financings
     The Company engaged in securitizations of its manufactured housing loan receivables. The Company structured all loan securitizations occurring since 2003 as financings for accounting purposes under Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” When a loan securitization is structured as a financing, the financed asset remains on the Company’s books along with the recorded liability that evidences the financing, typically bonds. Income from both the loan interest spread and the servicing fees received on the securitized loans are recorded into income as earned. An allowance for credit losses is maintained on the loans. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.
Servicing Income Revenue Recognition
     On July 1, 2008, the Company completed the sale of its servicing platform assets to Green Tree and ceased servicing loans. Up until that point loans serviced required regular monthly payments from borrowers. Income on loan servicing was generally recorded as payments were collected and were based on a percentage of the principal balance of the respective loans. Loan servicing expenses were charged to operations when incurred. The contractual servicing fee was recorded as a component of interest income on the consolidated statements of operation for loans owned by the Company, and it was recorded as servicing fee income on the consolidated statements of operations for loans serviced for others.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses were approximately $25,000, $130,000 and $189,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Uncertainty in Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2005. It is the Company’s policy to include any accrued interest or penalties related to unrecognized tax benefits in income tax expense. No liability for unrecognized tax benefits as of January 1, 2007 was recorded as a result of the implementation of FIN 48. Additionally, the Company did not record any accrued interest or penalties relating to unrecognized tax benefits as of January 1, 2007. There was no liability for unrecognized tax benefits at December 31, 2008 and no interest or penalties were recorded during the year ended December 31, 2008. As of December 31, 2008, there are no positions for which the Company believes that the total amounts of unrecognized tax benefits will significantly increase or decrease during 2009.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments
     Fair values of financial instruments are based upon estimates at the balance sheet date of the price that would be received in an orderly transaction between market participants. The Company uses quoted market prices and observable inputs when available. However, these inputs are often not available in the markets for many of the Company’s assets. In these cases management typically performs discounted cash flow analysis using its best estimates of key assumptions such as credit losses, prepayment speeds and discount rates based on both historical experience and its interpretation of how comparable market data in more active markets should be utilized. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented may differ from amounts the Company could realize or settle currently.
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
Determining the Fair value of a Financial Asset With No Active Market
     In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). The FSP does not change the definition of fair value and principles of measurement. It clarifies the application of SFAS No. 157 to financial asset valuation when the market for the asset is not active. In such a market, an entity can use its internal assumptions about future cash flows and risk-adjusted discount rates. However, regardless of the valuation technique, an entity must include appropriate risk adjustments that market participants would make for non-performance and liquidity risks. FSP 157-3 is effective upon issuance. The Company does not expect the adoption of FSP 157-3 to have a material impact on its financial position or results of operations.
Reclassifications
     Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.
Note 2 — Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the potential dilutive effect of common stock equivalents outstanding on an average basis during the period. Potential dilutive common shares primarily consist of

Origen Financial, Inc.
Notes to Consolidated Financial Statements
employee stock options, non-vested common stock awards, stock purchase warrants and convertible notes. The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except share and per share data):

	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$(44,456)	$(40,396)	$122
Discontinued operations	9,092	8,629	6,803
Cumulative effect of change in accounting principle	—	—	46

Net income (loss)	(35,364)	(31,767)	6,971
Preferred stock dividends	(16)	(16)	(16)

Income (loss) available to common shareholders, basic	$(35,380)	$(31,783)	$6,955

Income (loss) available to common shareholders, diluted	$(35,380)	$(31,783)	$6,955

Denominator:
Weighted average basic common shares outstanding	25,689,639	25,316,278	25,125,472

Effect of dilutive securities: Incremental shares — non-vested stock awards	—	—	56,182

Weighted average diluted common shares outstanding	25,689,639	25,316,278	25,181,654

Income per common share — basic:
Income (loss) from continuing operations	$(1.73)	$(1.60)	$0.01
Discontinued operations	.35	.34	0.27

Net income (loss) for common stockholders per share	$(1.38)	$(1.26)	$0.28

Income per common share — diluted:
Income (loss) from continuing operations	$(1.73)	$(1.60)	$0.01
Discontinued operations	.35	.34	0.27

Net income (loss) for common stockholders per share	$(1.38)	$(1.26)	$0.28

     Had the Company recognized net income for the years ended December 31, 2008 and 2007, incremental shares attributable to non-vested common stock awards would have increased diluted shares by 0 and 63,941, respectively, and incremental shares attributable to stock purchase warrants would have been 1,903,825 and 5,879 for the years ended December 31, 2008 and 2007, respectively. There were no stock purchase warrants outstanding during the year ended December 31, 2006.
     Antidilutive outstanding common stock options that were excluded from the computation of diluted earnings per share for the year ended December 31, 2008, 2007 and 2006, were 183,157, 228,294 and 249,492, respectively. The common stock options are considered antidilutive if assumed proceeds per share exceed the average market price of the Company’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of the common stock options, as well as unearned compensation related to the common stock options.
     Antidilutive outstanding convertible debt shares that were excluded from the computation of diluted earnings per share for the years ended December 31, 2008 and 2007 were 286,728 and 245,991, respectively. There was no convertible debt outstanding during the year ended December 31, 2006. The convertible debt shares are considered antidilutive for any period where interest expense per common share obtainable on conversion exceeds basic earnings per share.
Note 3 — Investments
     The Company follows the provisions of SFAS 115 and SOP 03-3 in reporting its investments. The investments are carried on the Company’s balance sheet at $9.7 million and $32.4 million at December 31, 2008 and 2007, respectively.
At December 31, 2008 the Company’s investments accounted for under the provisions of SFAS 115 and classified as held-to-maturity were carried on the Company’s balance sheet at an amortized cost of $6.3 million. This investment consisted of one asset backed security with a principal amount of $6.8 million. The investment is collateralized by manufactured housing loans and has a contractual maturity date of December 28, 2033. As prescribed by the provisions of SFAS 115, as of December 31, 2008 the Company had both the intent and ability to hold the investment to maturity. The investment will not be sold in response to changing market conditions, changing fund sources or terms, changing availability and yields on alternative investments or other asset liability management reasons. The investment is regularly measured for impairment through the use of a discounted cash

Origen Financial, Inc.
Notes to Consolidated Financial Statements
flow analysis based on the historical performance of the underlying loans that collateralize the investment. The cash flow analysis evaluates voluntary prepayment speeds, default assumptions, loss severity and discount rates. If it is determined that there has been a decline in fair value below amortized cost and the decline is other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. No impairment was recorded relating to investments classified as held-to-maturity during the year ended December 31, 2008.
     At December 31, 2007 the Company’s investments accounted for under the provisions of SFAS 115 and classified as held-to-maturity were carried on the Company’s balance sheet at an amortized cost of $37.9 million. These investments consisted of two asset backed securities with principal amounts of $32.0 and $6.8 million. The investments were collateralized by manufactured housing loans and had contractual maturity dates of July 28, 2033 and December 28, 2033, respectively. During the year ended December 31, 2007 the Company financed these two asset backed securities through 30 day repurchase agreements with Citigroup. In February 2008 these repurchase agreements were not renewed and, to satisfy Citigroup, the Company sold the $32.0 million in principal balance asset-backed security. As a result, the Company reevaluated its classification of that asset-backed security at December 31, 2007 and determined that it no longer qualified as held-to-maturity. The Company transferred the security, which had a carrying value of $31.8 million at December 31, 2007 from held-to-maturity to available-for-sale as of December 31, 2007. In connection with this transfer, the Company realized an other-than-temporary impairment of $9.2 million in order to record this investment at fair value as of December 31, 2007. As there was no available quoted market price for the investment, the Company based the December 31, 2007 fair value on the subsequent sale price of the investment. The carrying value of investment classified as available-for-sale as of December 31, 2007 was $22.6 million.
     The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 (in thousands):

2008
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses
Asset backed security	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

			2007
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses
Asset backed security	22,603	9,200	—	—	22,603	9,200

Total	$22,603	$9,200	$—	$—	$22,603	$9,200

     Debt securities acquired with evidence of deterioration of credit quality since origination are accounted for under the provisions of SOP 03-3. The carrying value of the debt securities accounted for under the provisions of SOP 03-3 was approximately $3.4 million and $3.5 million at December 31, 2008 and 2007, respectively. See “Note 5 — Loans and Debt Securities Acquired with Evidence of Deterioration of Credit Quality” for further discussion related to the Company’s debt securities accounted for under the provisions of SOP 03-3.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 4 — Loans Receivable
     The carrying amounts and fair value of loans receivable consisted of the following at December 31 (in thousands):

	2008	2007
Manufactured housing loans — securitized	$934,369	$1,051,015
Manufactured housing loans — unsecuritized	2,696	144,926
Accrued interest receivable	5,452	5,608
Deferred loan origination costs	3,186	5,612
Discount on originated loans (1)	(18,753)	—
Discount on purchased loans	(2,564)	(4,450)
Allowance for purchased loans	(1,662)	(913)
Allowance for loan losses	(10,777)	(7,882)

	$911,947	$1,193,916

(1)	Represents the fair market value of servicing rights sold in July 2008 which are related to loans held-for-investment. The discount is accreted into interest income over the life of the loans on a level yield method.
     The following table sets forth the average per loan balance, weighted average loan yield, and weighted average initial term at December 31 (dollars in thousands):

	2008	2007
Number of loans receivable	19,788	24,416
Average loan balance	$47	$49
Weighted average loan yield	9.44%	9.45%
Weighted average initial term	20 years	20 years
     The following table sets forth the concentration by state of the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2008		2007
	Principal	Percent	Principal	Percent
California	$379,728	40.5%	$493,862	41.3%
Texas	76,189	8.1%	92,665	7.7%
New York	45,364	4.9%	56,376	4.7%
Florida	31,883	3.4%	41,749	3.5%
Michigan	30,275	3.2%	39,498	3.3%
Other	373,626	39.9%	471,791	39.5%

Total	$937,065	100.0%	$1,195,941	100.0%

     The following table sets forth the number and value of loans for various original terms for the manufactured housing loan portfolio at December 31 (dollars in thousands):

	2008		2007
	Number of	Principal	Number of	Principal
Original Term In Years	Loans	Balance	Loans	Balance
5 or less	13	$164	28	$637
6-10	1,500	24,476	1,972	36,993
11-12	175	4,024	231	5,624
13-15	4,988	140,040	6,260	187,623
16-20	10,508	592,869	12,826	750,423
21-25	1,108	60,354	1,275	70,526
26-30	1,496	115,138	1,824	144,115

Total	19,788	$937,065	24,416	$1,195,941

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     Delinquency statistics for the manufactured housing loan portfolio are as follows at December 31 (dollars in thousands):

	2008			2007
	No. of	Principal	% of	No. of	Principal	% of
Days Delinquent	Loans	Balance	Portfolio	Loans	Balance	Portfolio
31-60	231	$10,197	1.1%	268	$9,451	0.8%
61-90	73	3,385	0.4%	84	3,496	0.3%
Greater than 90	170	8,500	0.9%	170	7,484	0.6%
     The Company defines non-performing loans as those loans that are greater than 90 days delinquent in contractual principal payments. The average balance of non-performing loans was $8.1 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively.
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
Loan Pools Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of loan pools acquired with evidence of deterioration of credit qualify was as follows at December 31 (in thousands):

	2008	2007
Outstanding balance	$23,711	$29,383
Carrying amount, net of allowance of $1,662 and $913, respectively	20,270	25,563
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

	2008	2007
Beginning balance	$14,627	$16,731
Accretion	(1,959)	(2,343)
Additions due to purchases during the period	—	—
Reclassifications from non-accretable yield	(1,179)	239
Disposals	(163)	—

Ending balance	$11,326	$14,627

     During the years ended December 31, 2008, 2007 and 2006, the Company increased the allowance by charges to the income statement of approximately $749,000, $0 and $485,000, respectively. No allowances were reversed during the years ended December 31, 2008, 2007 or 2006.
     During the years ended December 31, 2008 and 2007, there were no loans acquired for which it was probable at acquisition that all contractually required payments would not be collected.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Debt Securities Acquired with Evidence of Deterioration of Credit Quality
     The carrying amount of debt securities acquired with evidence of deterioration of credit quality was as follows at December 31 (in thousands):

	2008	2007
Outstanding balance	$8,612	$8,616
Carrying amount, net	3,400	3,524
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

	2008	2007
Beginning balance	$8,879	$9,500
Accretion	(619)	(638)
Additions due to purchases during the period	—	—
Reclassifications from non-accretable yield	(706)	17
Disposals	—	—

Ending balance	$7,554	$8,879

     During the year ended December 31, 2008, the company recognized an other-than-temporary impairment of $32,000. During the year ended December 31, 2007 the Company did not recognize an other-than-temporary impairment. During the year ended December 31, 2006, the Company recognized an other-than-temporary impairment of $114,000.
     During the years ended December 31, 2008 and 2007, there were no debt securities acquired for which it was probable at acquisition that all contractually required payments would not be collected.
Note 6 — Allowance for Loan Losses
     The allowance for loan losses and related additions and deductions to the allowance for the years ended December 31 were as follows (in thousands):

	2008	2007	2006
Balance at beginning of period	$7,882	$8,456	$10,017
Provision for loan losses	17,745	8,739	7,069
Allocation for loan sale	(313)	—	—
Gross charge-offs	(26,576)	(21,093)	(17,685)
Recoveries	12,039	11,780	9,055

Balance at end of period	$10,777	$7,882	$8,456

Note 7 — Servicing Rights
     Changes in servicing rights for the years ended December 31 were as follows (in thousands):

	2008	2007	2006
Beginning balance of servicing rights	$2,146	$2,508	$3,103
Servicing rights retained upon sale of loans	—	—	14
Loan portfolio repurchased	—	—	(108)
Impairment	—	—	(69)
Amortization	(155)	(362)	(432)
Sale of servicing rights	(1,991)	—	—

Balance of servicing rights at end of period	$—	$2,146	$2,508

Origen Financial, Inc.
Notes to Consolidated Financial Statements
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
Note 8 — Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are summarized as follows at December 31 (in thousands):

	2008	2007
Furniture and fixtures	$517	$2,273
Leasehold improvements	204	903
Computer equipment	349	1,490
Capitalized software	119	1,890

	1,189	6,556
Accumulated depreciation	(788)	(3,582)

	$401	$2,974

     Depreciation expense was approximately $704,000, $1,149,000 and $1,032,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense for the year ended December 31, 2008 has decreased significantly as a result of the sale of the majority of the Company’s servicing platform’s furniture fixtures and equipment to Green Tree on July 1, 2008.
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
Cash Flow Hedge Instruments
     The Company evaluates the effectiveness of derivative financial instruments designated as cash flow hedge instruments against the interest payments related to securitizations or anticipated securitization in order to ensure that there remains a high correlation in the hedge relationship and that the hedge relationship remains highly effective. To hedge the effect of interest rate changes on cash flows or the overall variability in cash flows, which affect the interest payments related to its securitization financing being hedged, the Company uses derivatives designated as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as

Origen Financial, Inc.
Notes to Consolidated Financial Statements
part of interest expense in the periods during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in interest expense for derivatives hedging future interest payments related to recognized liabilities and other non- interest income for derivatives hedging future interest payments related to forecasted liabilities. No component of the derivative instrument’s gain or loss has been excluded from the assessment of hedge effectiveness. During the years ended December 31, 2008, 2007 and 2006 the Company recognized net ineffectiveness in interest expense of $221,000, $0, and $0, respectively and a net loss of $0, $15,000 and $1,000, respectively, in other non-interest income due to the ineffective portion of these hedges.
     In March 2008, the Company determined that its previously forecasted 2008-A securitization transaction would no longer occur. At the time of this determination, two interest rate swap contracts previously accounted for as cash flow hedges related to the Company’s forecasted 2008-A securitization no longer qualified as hedges and the interest rate swap contracts were terminated. As a result, $4.2 million in losses previously recorded in accumulated other comprehensive income were reclassified into earnings and were included in other non-interest income during the year ended December 31, 2008. There were no such items during the years ended December 2007 and 2006.
     For the years ended December 31, 2008, 2007 and 2006, the Company reclassified net gains of approximately $92,000 and $315,000 and net losses of $55,000, respectively, attributable to previously terminated cash flow hedges, which have been recorded as a decrease or increase in interest expense. Net unrealized losses of approximately $57.3 million and $20.0 million related to cash flow hedges were included in accumulated other comprehensive income as of December 31, 2008 and 2007, respectively. The Company expects to reclassify net gains of approximately $14,000 from accumulated other comprehensive income into earnings during the next twelve months. The remaining amounts in accumulated other comprehensive income are expected to be reclassified into earnings by April 2018. As of December 31, 2008 and 2007 the fair value of the Company’s derivatives accounted for as cash flow hedges approximated an asset of $326,000 and $89,000, respectively, and is included in other assets in the consolidated balance sheet and a liability of $57.9 million and $20.4 million, respectively, and is included in other liabilities in the consolidated balance sheet.
Derivatives Not Designated as Hedge Instruments
     As of December 31, 2008, the Company had three open interest rate swap contracts which were not designated as hedges. These interest rate swap contracts were entered into in connection with other interest rate swap contracts which are accounted for as cash flow hedges for the purpose of hedging the variability in expected cash flows from the variable-rate debt related to the Company’s 2006-A, 2007-A and 2007-B securitizations. Change in the fair values of the interest rate swap contracts not designated and documented as hedges are recorded through earnings each period and are included in other non-interest income. During the years ended December 31, 2008, 2007 and 2006, the Company recognized net gains of approximately $236,000, $65,000 and $24,000, respectively, related to changes in the fair values of these contracts. The fair value of these contracts at December 31, 2008 and 2007 was approximately $326,000 and $89,000, respectively, and is included in other assets in the consolidated balance sheet.
Note 10 — Loan Securitizations
     Periodically the Company securitized manufactured housing loans. The Company recorded each transaction based on its legal structure. Under the legal structure of the current securitizations, the Company exchanged manufactured housing loans it originated and purchased with a trust for cash. The trust then issued ownership interests to investors in asset-backed bonds secured by the loans.
     The Company structured all loan securitizations occurring since 2003 as financings for accounting purposes. When securitizations are structured as financings no gain or loss is recognized, nor is any allocation made to residual interests or servicing rights. Rather, the loans securitized continue to be carried by the Company as assets, and the asset-backed bonds secured by the loans are carried as a liability. The Company records interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.
     On May 2, 2007, the Company completed a securitized financing transaction of approximately $200.4 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $184.4

Origen Financial, Inc.
Notes to Consolidated Financial Statements
million. Approximately $182.4 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
     On October 16, 2007, the Company completed a securitized financing transaction of approximately $140.0 million in principal balance of manufactured housing loans, which was funded by issuing bonds of approximately $126.7 million. Approximately $122.4 million of the proceeds was used to reduce the aggregate balances of notes outstanding under the Company’s short-term securitization facility.
Note 11 — Debt
     Total debt outstanding was as follows at December 31 (in thousands):

	2008	2007
Warehouse financing	$—	$173,072
Securitization financing	775,120	884,650
Repurchase agreements	—	17,653
Notes payable — related party	29,351	14,593

	$804,471	$1,089,968

Warehouse Financing — Citigroup
     The Company, through its operating subsidiary Origen Financial L.L.C., previously had a short term securitization facility used for warehouse financing with Citigroup Global Markets Realty Corporation (“Citigroup”). Under the terms of the agreement, originally entered into in March 2003 and amended periodically, most recently in August 2007, the Company pledged loans as collateral and in turn was advanced funds. The facility had a maximum advance amount of $200 million at an annual interest rate equal to LIBOR plus a spread. Additionally, the facility included a $55 million supplemental advance amount collateralized by the Company’s residual interests in its 2004-A, 2004-B, 2005-A, 2005-B, 2006-A, 2007-A and 2007-B securitizations. This facility was paid off in full and terminated in April 2008.
Securitization Financing — 2004-A Securitization
     On February 11, 2004, the Company completed a securitization of approximately $238.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.0 million in notes payable. The notes are stratified into six different classes and pay interest at a duration-weighted average rate of approximately 5.12%. The notes have a contractual maturity date of October 2013 with respect to the Class A-1 notes; August 2017, with respect to the Class A-2 notes; December 2020, with respect to the Class A-3 notes; and January 2035, with respect to the Class A-4, Class M-1 and Class M-2 notes. The outstanding balance on the 2004-A securitization notes was approximately $83.5 million and $95.8 million at December 31, 2008 and 2007, respectively.
Securitization Financing — 2004-B Securitization
     On September 29, 2004, the Company completed a securitization of approximately $200.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $169.0 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.27%. The notes have a contractual maturity date of June 2013 with respect to the Class A-1 notes; December 2017, with respect to the Class A-2 notes; August 2021, with respect to the Class A-3 notes; and November 2035, with respect to the Class A-4, Class M-1, Class M-2 and Class B-1 notes. The outstanding balance on the 2004-B securitization notes was approximately $80.8 million and $96.3 million at December 31, 2008 and 2007, respectively.
Securitization Financing — 2005-A Securitization
     On May 12, 2005, the Company completed a securitization of approximately $190.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Company, through a special purpose entity, issued $165.3 million in notes payable. The notes are stratified into seven different classes and pay interest at a duration-weighted average rate of approximately 5.30%. The notes have a contractual maturity date of July 2013 with respect to the Class A-1 notes; May 2018, with respect to the Class A-2 notes; October 2021, with respect to the Class A-3 notes; and June 2036, with respect to the Class A-4, Class M-1, Class M-2 and Class B notes. The outstanding balance on the 2005-A securitization notes was approximately $92.9 million and $108.3 million at December 31, 2008 and 2007, respectively.
Securitization Financing — 2005-B Securitization
     On December 15, 2005, the Company completed a securitization of approximately $175.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $156.2 million in notes payable. The notes are stratified into eight different classes and pay interest at a duration-weighted average rate of approximately 6.15%. The notes have a contractual maturity date of February 2014 with respect to the Class A-1 notes; December 2018, with respect to the Class A-2 notes; May 2022, with respect to the Class A-3 notes; and January 2037, with respect to the Class A-4, Class M-1, Class M-2 , Class B-1 and B-2 notes. The outstanding balance on the 2005-B securitization notes was approximately $103.2 million and $118.5 million at December 31, 2008 and 2007, respectively.
Securitization Financing — 2006-A Securitization
     On August 25, 2006, the Company completed a securitization of approximately $224.2 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $200.6 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 15 basis points and have a contractual maturity date of November 15, 2018. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of October 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2006-A securitization notes was approximately $147.2 million and $169.4 at December 31, 2008 and 2007, respectively.
Securitization Financing — 2007-A Securitization
     On May 2, 2007, the Company completed a securitization of approximately $200.4 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $184.4 million in notes payable. The notes are stratified into two different classes. The Class A-1 notes pay interest at one month LIBOR plus 19 basis points and have a contractual maturity date of April 2037. The Class A-2 notes pay interest based on a rate established by the auction agent at each rate determination date and have a contractual maturity date of April 2037. Additional credit enhancement was provided through the issuance of a financial guaranty insurance policy by Ambac Assurance Corporation. The outstanding balance on the 2007-A securitization notes was approximately $153.7 million and $171.6 at December 31, 2008 and 2007, respectively.
Securitization Financing — 2007-B Securitization
     On October 16, 2007, the Company completed a securitization of approximately $140.0 million in principal balance of manufactured housing loans. The securitization was accounted for as a financing. As part of the securitization the Company, through a special purpose entity, issued $126.7 million of a single AAA rated floating rate class of asset-backed notes to a single qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest at one month LIBOR plus 120 basis points and have a contractual maturity date of September 2037. Additional credit enhancement was provided by a guaranty from Ambac Assurance Corporation. The outstanding balance on the 2007-B securitization notes was approximately $113.8 million and $124.8 at December 31, 2008 and 2007, respectively.
Repurchase Agreements — Citigroup
     The Company had previously entered into four repurchase agreements with Citigroup. Three of the repurchase agreements were for the purpose of financing the purchase of investments in three asset backed securities with

Origen Financial, Inc.
Notes to Consolidated Financial Statements
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
Notes Payable — Related Party
     In September 2007, the Company, through its primary operating subsidiary Origen Financial L.L.C., previously had a $15 million secured financing arrangement (the $15 Million Loan”) with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of one of the Company’s principal stockholders. The $15 Million Loan included a $10 million senior secured promissory note (the “Note”) and a $5 million senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note were each one-year secured notes bearing interest at 8% per year and were secured by a portion of the Company’s rights to receive servicing fees on its loan servicing portfolio. The Note, which had an original principal amount of $10 million, and the Convertible Note, which had an original principal amount of $5 million, were each due on September 11, 2008. The term of the Note and the Convertible Note could be extended up to 120 days with the payment of additional fees. The Convertible Note could be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $6.237 per share. In connection with the $15 Million Loan, the Company issued a stock purchase warrant to the Lender. The stock purchase warrant was a five-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.16 per share.
     On April 8, 2008, the $15 Million Loan was amended and the Company entered into a $46 million secured financing arrangement (the “$46 Million Note”) with the Lender. The Lender is an affiliate of William M. Davidson. As of July 1, 2008, Mr. Davidson was the sole member of Woodward Holding, LLC. Paul A. Halpern, the Chairman of Origen’s Board of Directors, is the sole manager of Woodward Holding, LLC and is employed by Guardian Industries Corp. and its affiliates, of which Mr. Davidson is the principal. On July 11, 2008, Mr. Davidson sold 60% of the membership interests of Woodward Holding, LLC to Mr. Halpern and the remaining 40% of the membership interests to Jonathan S. Aaron. On November 13, 2008, Mr. Aaron was appointed to fill a newly-created position on the Company’s board of directors for a term of office expiring at the annual meeting of the Company’s stockholders to be held in 2009. The $46 Million Note is a three-year secured note bearing interest at 14.5% per year. The $46 Million Note is due on April 8, 2011, but at the Company’s option, its maturity may be extended for one year if the Company pays an extension fee equal to 2% of the then-outstanding principal balance. The $46 Million Note is pre-payable, provided that if it is paid off entirely in connection with a refinancing of the entire remaining principal owing under the note, the Company must pay a prepayment fee equal to 1.5% of the then-outstanding principal balance. The Company also issued a five-year stock purchase warrant (the “Warrant”) to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $1.22 per share, which was the closing consolidated bid price for Origen common stock on April 7, 2008. The Company has granted the Lender certain registration rights with respect to the common stock issuable upon the exercise of the Warrant and other unregistered shares that may be owned by the Lender and its affiliates. The amendment to the $15 Million Loan also terminated the previous conversion rights on the Convertible Note and terminated the 500,000 warrants to purchase the Company’s common stock The $46 million Note had an aggregate outstanding balance of $29.4 million at December 31, 2008, net of the unamortized discount related to the fair value of the stock purchase warrant.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     The average balance and average interest rate of outstanding debt was as follows at December 31 (dollars in thousands):

	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Warehouse financing — Citigroup (1)	$43,213	6.2%	$170,002	7.2%
Securitization financing — 2004-A securitization	89,441	5.9%	104,871	5.7%
Securitization financing — 2004-B securitization	88,924	6.0%	106,089	5.7%
Securitization financing — 2005-A securitization	101,053	5.5%	118,918	5.4%
Securitization financing — 2005-B securitization	111,560	5.9%	128,903	5.8%
Securitization financing — 2006-A securitization	158,762	6.8%	181,267	6.0%
Securitization financing — 2007-A securitization	163,240	6.5%	119,196	5.9%
Securitization financing — 2007-B securitization	119,506	7.1%	26,561	6.9%
Repurchase agreements — Citigroup	2,498	5.2%	20,811	6.1%
Notes payable — related party (2)	30,048	17.4%	4,433	12.9%
Notes payable — servicing advances (3)	—	—	129	14.0%

(1)	Included facility fees. This facility was paid off in full and terminated in April 2008.

(2)	Includes the amortization of the fair value of the related stock purchase warrants.

(3)	Includes non-use fees. This facility was paid off in full and terminated in September 2007.
     At December 31, 2008, the total of maturities and amortization of debt during the next five years and thereafter are approximately as follows: 2009 — $115.3 million; 2010 — $97.3 million; 2011 — $112.6 million; 2012 — $71.0 million; 2013 — $59.4 million and $348.8 million thereafter.
Note 12 — Employee Benefits
     The Company maintains a 401(k) plan covering substantially all employees who meet certain minimum requirements. Participating employees can make salary contributions to the plan up to Internal Revenue Code limits. The Company matches $1.00 for each dollar contributed by each eligible participant in the plan up to the first 1% of each eligible participant’s annual compensation and $0.50 for each dollar contributed by each eligible participant in the plan up to the next 5% of each eligible participant’s annual compensation. The Company’s related expense was approximately $219,000, $350,000 and $333,000, respectively for the years ended December 31, 2008, 2007 and 2006.
Note 13 —Share-Based Compensation Plan
     The Company’s equity incentive plan has approximately 1.8 million shares of common stock reserved for issuance as either stock options or non-vested stock grants. As of December 31, 2008, approximately 373,302 shares of common stock remained available for issuance, as either stock options or non-vested stock grants, under the plan. The compensation cost that has been charged against income for those plans was $3.0 million, $1.6 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Stock Options
     Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors as the administrator of the Company’s equity incentive plan, and options that have been issued to date generally vested over a two-year period, have 10-year contractual terms and a 5-year expected option term. The Company does not pay dividends or make distributions on unexercised options. As of December 31, 2008 there was no unrecognized compensation cost related to stock options granted under the equity incentive plan.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     There were no stock options granted during the years ended December 31, 2008, 2007 or 2006. No stock options were exercised during the years ended December 31, 2008, 2007 or 2006. The following table summarizes the activity relating to the Company’s stock options for the year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term
Options outstanding at January 1, 2008	202,000	$10.00	6.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	(66,500)	$10.00	5.4

Options outstanding at December 31, 2008	135,500	$10.00	4.9

Options exercisable at December 31, 2008	135,500	$10.00	4.9

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
     The Company recognizes compensation expense for outstanding non-vested stock awards over their vesting periods for an amount equal to the fair value of the non-vested stock awards at grant date. As of December 31, 2008 there was no unrecognized compensation cost related to non-vested stock awards granted under the equity incentive plan. On July 1, 2008 as a result of the sale of the Company’s servicing platform assets to Green Tree, all non-vested stock awards granted under the equity incentive plan vested and total unrecognized compensation expense was recognized at that time.
     The following table summarizes the activity relating to the Company’s non-vested stock awards for the twelve months ended December 31, 2008:

		Weighted
	Number of	Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Non-vested at January 1, 2008	605,917	$6.45
Granted	—	—
Vested	(592,080)	$6.44
Forfeited	(13,837)	$6.59

Non-vested at December 31, 2008	—	$—

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

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     In September 2005, the Securities and Exchange Commission declared effective the Company’s shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $200 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock the Company may sell under the registration statement from time to time, the Company has registered for sale 1,540,000 shares of our common stock pursuant to a sales agreement that we have entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on June 5, 2007. There were no sales under this agreement during the year ended December 31, 2008. The Company sold 50,063 shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during the year ended December 31, 2007, at the price of the Company’s common stock prevailing at the time of each sale. The Company received proceeds, net of commissions, of $296,000 during the year ended December 31, 2007, as a result of these sales. There were no sales under this agreement during the year ended December 31, 2006.
     In conjunction with the $15 million secured financing arrangement (See Note 11), the Company originally issued a stock purchase warrant to the Lender. On April 8, 2008, the $15 Million Loan was amended and the Company entered into a $46 million dollar secured financing arrangement (See Note 11). Additionally, 500,000 warrants to purchase Origen common stock were terminated. These warrants were originally issued by Origen to the Lender on September 11, 2007 in connection with the $15 Million Loan, were exercisable at Lender’s option until September 11, 2012 and had an exercise price of $6.16 per share.
     In connection with the $46 Million Note (See Note 11), the Company issued a stock purchase warrant to the Lender (as defined in Note 11). The stock purchase warrant is a five-year warrant to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $1.22 per share. The warrant expires on April 8, 2013. As of April 08, 2008, the warrants are valued at $858,000 using a Cox, Ross and Rubinstein lattice based pricing model. This amount has been recorded as an increase in additional paid-in-capital and as a discount on notes payable in the Company’s consolidated balance sheet. The amortization of the discount will be recorded as an increase in interest expense over the life of the notes payable. Interest expense of $209,000 was recorded during the year ended December 31, 2008 as a result of the amortization of the fair value of the stock purchase warrant.
     Data pertaining to the Company’s grants of non-vested shares awarded to certain directors, officers and employees under the Company’s equity incentive plan for the years ended December 31, 2008, 2007 and 2006 are as follows:

		Grant Date
	Shares	Fair Value
Grant Date	Granted	per share
May 8, 2007	46,500	$7.06
August 29, 2007	110,500	$6.41

June 15, 2006	215,000	$6.15
July 14, 2006	175,000	$6.16
December 28, 2006	80,000	$6.31
     There were stock award share forfeitures of 13,837, 5,567 and 8,501 during the years ended December 31, 2008, 2007 and 2006, respectively. There were 516,791, 207,359 and 222,669 stock award shares vested during the years ended December 31, 2008, 2007 and 2006, respectively. In connection with the Company’s sale of its servicing platform assets, the vesting of all outstanding non-vested stock awards vested on July 1, 2008 and the compensation expense related to these awards was $3.0 million for the year ended December 31, 2008. Prior to the sale of the Company’s servicing platform assets to Green Tree, compensation expense related to these stock awards was recognized over their estimated service period. Compensation cost recognized for the non-vested stock awards was approximately $1.6 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     Data pertaining to the Company’s distributions declared and paid to common stockholders during the years ended December 31, 2008, 2007 and 2006 are as follows:

			Distribution
			per	Total
Declaration Date	Record Date	Date Paid	Share	Distribution
				(thousands)
September 11, 2008	September 22, 2008	September 30, 2008	$0.05	$1,193

March 1, 2007	March 26, 2007	April 2, 2007	$0.04	$1,035
May 3, 2007	May 18, 2007	May 31, 2007	$0.06	$1,552
July 31, 2007	August 16, 2007	August 31, 2007	$0.08	$2,070
October 22, 2007	November 19, 2007	November 31, 2007	$0.09	$2,341

April 27, 2006	May 19, 2006	May 31, 2006	$0.03	$761
August 7, 2006	August 18, 2006	August 31, 2006	$0.03	$773
November 2, 2006	November 13, 2006	November 30, 2006	$0.03	$773
Note 15 — Income Taxes
     The Company’s provision for income taxes was $61,000, $60,000 and $24,000 for the years ended December 31, 2008, 2007 and 2006 respectively related to current income taxes.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Amortization of intangibles	$—	$3,788
Net operating loss carryforwards	4,768	1,370
Other	279	461

Gross deferred tax assets	5,047	5,619
Less: valuation allowance	(5,020)	(5,245)

	27	374

Deferred tax liabilities
Amortization of intangibles	27	371
Other	—	3

	27	374

Net deferred tax asset	$—	$—

     The Company recognizes all of its deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the net operating loss carryforwards and other deferred tax assets will be realized. The Company recorded a valuation allowance of $5.0 million and $5.2 million as December 31, 2008 and 2007, respectively, associated with the amortization of intangibles and net operating loss carryforwards for which management believes, based on the available evidence, is more likely than not that the Company will not realize the benefit. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its remaining deferred tax assets. As of December 31, 2008 the taxable REIT subsidiaries’ total net operating loss carryforwards were approximately $14.1 million. As a result of the sale of the stock of Origen Servicing, Inc, on January 14, 2009 (Note 22) net operating loss carryforward available decreased by $13.5 million.
     For income tax purposes, distributions paid to common stockholders consist of ordinary income and return of capital. Distributions paid were taxable as follows for the years ended December 31 (dollars in thousands):

	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$1,193	100.0%	$6,997	100.0%	$2,182	94.5%
Return of capital	—	0.0%	—	0.0%	127	5.5%

	$1,193	100.0%	$6,997	100.0%	$2,309	100.0%

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     A portion of the Company’s income from a qualified REIT subsidiary that would otherwise be classified as a taxable mortgage pool, may be treated as “excess inclusion income,” which would be subject to the distribution requirements that apply to the Company and could therefore adversely affect its liquidity. Generally, a stockholder’s share of excess inclusion income would not be allowed to be offset by any operating losses otherwise available to the stockholder. Tax exempt entities that own shares in a REIT must treat their allocable share of excess inclusion income as unrelated business taxable income. Any portion of a REIT dividend paid to foreign stockholders that is allocable to excess inclusion income will not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income. For the year ended December 31, 2008, approximately 42.7% of distributions paid represented excess inclusion income.
Note 16 — Liquidity Risks and Uncertainties
     The risks associated with the Company’s business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the manufactured housing business, any material decline in collateral values increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of default. Delinquencies, repossessions, foreclosures and losses generally increase during economic slowdowns or recessions. For the Company’s finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured houses may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, servicing and litigation costs generally increase. Any sustained period of increased delinquencies, repossessions, foreclosures, losses or increased costs would adversely affect the Company’s financial condition, results of operations and liquidity. The Company bears the risk of delinquency and default on securitized loans in which it has a residual or retained ownership interest. The Company also reacquires the risks of delinquency and default for loans that it is obligated to repurchase. Repurchase obligations are typically triggered in sales or securitizations if the loan materially violates the Company’s representations or warranties.
     The availability of sufficient sources of capital to allow the Company to continue its operations is dependent on numerous factors, many of which are outside its control. Relatively small amounts of capital are required for the Company’s ongoing operations and cash generated from operations should be adequate to fund the continued operations.
     The Company’s ability to obtain funding from operations may be adversely impacted by, among other things, market and economic conditions in the manufactured housing financing markets generally. The ability to obtain funding from sales of securities or debt financing arrangements may be adversely impacted by, among other things, market and economic conditions in the manufactured housing financing markets generally and the Company’s financial condition and prospects.
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $46 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04. The $46 million Note is a three-year secured note bearing interest at 14.5% per year and is due on April 8, 2011. The $46 million Note is secured by all of the Company’s assets. The $46 million Note had a gross outstanding balance of $30.0 million at December 31, 2008.
     Continued operations depend on the Company’s ability to meet its existing debt obligations. Based on the intrinsic value of the Company’s assets and discussions the Company has had with third parties about possible strategic alternatives, the Company believes it will be able to raise any additional funds it needs on a timely basis, but such funds may not be available or may not be available on reasonable terms.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 17 — Lease Commitments
     The Company leases office facilities and equipment under leasing agreements that expire at various dates. These leases generally contain scheduled rent increases or escalation clauses and/or renewal options. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms at December 31, 2008 were as follows (in thousands):

2009	$644
2010	639
2011	402
Thereafter	—

Total	$1,685

     For the years ended December 31, 2008, 2007 and 2006, rental and operating lease expense amounted to approximately $1.0 million, $1.4 million and $1.3 million, respectively. The Company did not pay any contingent rental expense and received $0.1 million and $0.1 million in sublease income during the years ended December 31, 2008 and 2007, respectively. The Company did not pay any contingent rental expense nor receive any sublease income during the year ended December 31, 2006.
Note 18 — Fair Value Measurements
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
     Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	December 31, 2008
				Assets/
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Assets
Derivative assets	$—	$326	$—	$326

Total assets	$—	$326	$—	$326

Liabilities
Derivative liabilities	$—	$57,887	$—	$57,887

Total liabilities	$—	$57,887	$—	$57,887

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
Certain of the Company’s assets are measured at fair value on a non-recurring basis. As of December 31, 2008, investments held-to-maturity were carried at amortized cost of $9.7 million. These investments are periodically measured for impairment based on level 3 fair value measurements based on the historical performance of the underlying loans that collateralize the investment using a discounted cash flow analysis. The cash flow analysis evaluates voluntary prepayment speeds, default assumptions, loss severity and discount rates.
     The following table shows the carrying amount and estimated fair values of the Company’s financial instruments which are not recorded at fair value at December 31 (in thousands):

	2008		2007		2006
		Estimated		Estimated		Estimated
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Assets
Cash and cash equivalents (1)	$14,118	$14,118	$10,791	$10,791	$2,566	$2,566
Restricted cash (1)	12,927	12,927	16,290	16,290	15,412	15,412
Investments (2)	9,739	5,804	32,393	33,148	41,538	41,538
Loans receivable (3)	911,947	886,088	1,193,916	1,144,039	950,226	990,237
Servicing rights (4)	—	—	2,146	2,846	2,508	2,508
Liabilities
Warehouse financing (5)	—	—	173,072	173,072	131,520	131,520
Securitization financing (6)	775,120	687,743	884,650	874,107	685,013	675,483
Repurchase agreements (5)	—	—	17,653	17,653	23,582	23,582
Note payables — related party (5)	29,351	29,351	14,593	14,593	—	—
Note payables — servicing advances (5)	—	—	—	—	2,185	2,185
Accounts payable and accrued expenses (7)	82,773	82,773	45,843	45,843	26,303	26,303

(1)	The carrying amounts for cash and cash equivalents and restricted cash are reasonable estimates of their fair value.

(2)	The fair value of the Company’s investments is based on market prices. The fair value of investments classified as held-to-maturity and investments accounted for under the provisions of SOP 03-3 is based on the discounted value of the remaining principal and interest cash flows.

(3)	The fair value of the Company’s loans receivable is based on the discounted value of the remaining principal and interest cash flows.

(4)	The fair value of the Company’s servicing rights is based on internal evaluation based on the discounted value of remaining servicing rights cash flows.

(5)	The fair value of the Company’s debt, other than securitization financing, is based on its carrying amount.

(6)	The fair value of the Company’s securitization financing is estimated using quoted market prices for the exact or similar securities.

(7)	Due to their short maturity, accounts payable and accrued expense carrying values approximate fair value.
Note 19 — Related Party Transactions
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $32.3 million, $30.6 million, and $20.7 million in manufactured housing loans for Sun Home, Inc., an affiliate of Sun Communities, Inc. as of June 30, 2008, December 31, 2007 and 2006, respectively. Gary A. Shiffman, one of the Company’s directors is the Chairman of the Board, Chief Executive Officer and President of Sun Communities. Sun Communities owns approximately 19% of the Company’s outstanding stock. Mr. Shiffman beneficially owns approximately 19% of the Company’s outstanding, stock which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 11% of the outstanding common stock of Sun Communities.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
     With the sale of the Company’s servicing platform assets, Sun Communities engaged a different entity to continue the servicing of the loans. In order to transfer the loan servicing contract to a different servicer, Sun Communities paid the Company a fee of approximately $0.3 million during the year ended December 31, 2008. Servicing fees paid by Sun Home to Origen Servicing, Inc. were approximately $0.2 million, $0.4 million and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.
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
     Prior to the sale of certain of the Company’s third party origination and insurance platform assets, the Company had agreed to fund loans that met Sun Home’s underwriting guidelines and then transfer those loans to Sun Home pursuant to a commitment fee arrangement. The Company recognized no gain or loss on the transfer of these loans. The Company funded approximately $12.4 million, $13.2 million and $8.0 million in loans and transferred approximately $12.4 million, $13.3 million and $7.9 million in loans under this agreement during the three years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized fee income under this agreement of approximately $230,000, $182,000 and $160,000 for the years ended December 31, 2008, 2007 and 2006.
     Prior to the sale of the Company’s servicing platform assets to Green Tree, Sun Home had purchased certain repossessed houses owned by the Company and located in manufactured housing communities owned by Sun Communities, subject to Sun Home’s prior approval. Under this agreement, the Company sold to Sun Home approximately $0.6 million, $1.1 million and $1.2 million of repossessed houses during years ended December 31, 2008, 2007 and 2006, respectively. This program allowed the Company to further enhance recoveries on repossessed houses and allows Sun Home to retain houses for resale in its communities.
     During the year ended December 31, 2006, Origen Financial L.L.C. repurchased approximately $4.2 million in loans from Sun Homes. The purchase price, which included a premium of approximately $20,000, approximated fair value. The Company did not purchase any loans from Sun Communities or its affiliates during the years ended December 31, 2008 and 2007.
     The Company, through its primary operating subsidiary Origen Financial L.L.C., currently has a $46 million secured financing arrangement with the William M. Davidson Trust u/a/d 12/13/04, an affiliate of William M. Davidson, who was formerly the principal of Woodward Holding, LLC. See Note 11 — “Debt” under the subheading “Notes Payable — Related Party” for further discussion of this arrangement.
     The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of the Company, owns less than a 1% interest in the landlord entity. Mr. Davidson beneficially owns an approximate 14% interest in the landlord entity. The Company recorded rental expense for these offices of approximately $577,000, $567,000 and $465,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     In November 2008 the Company entered into an agreement with Viva Beverages LLC (“Viva”) to sublease approximately 5,200 square feet of the Company’s executive office space in Southfield, Michigan. Mr. Shiffman owns approximately 46.7% of Viva’s equity interests and one of his children owns approximately 6.7% of Viva’s interests. The term of the sublease runs through August 2011 and the sublease payments total approximately $48,000 in 2009, $52,000 in 2010 and $35,000 in 2011. The sublease payments are equal to the Company’s lease payments under the prime lease with respect to the space that has been subleased. There were no lease payments in 2008.

Origen Financial, Inc.
Notes to Consolidated Financial Statements
Note 20 — Selected Quarterly Financial Data (UNAUDITED)
     Selected unaudited quarterly financial data for 2008 is as follows (in thousands, except share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
Net interest income before loan losses	$8,938	$9,249	$4,511	$7,397
Provision for loan losses and impairment	6,877	4,978	3,361	3,278
Non interest income	618	991	517	(24,856)
Non interest expense	6,853	12,054	7,650	6,709
Net income (loss) from continuing operations before income taxes	(4,174)	(6,792)	(5,983)	(27,446)
Income tax expense (benefit)	(13)	12	29	33
Net loss from continuing operations	(4,161)	(6,804)	(6,012)	(27,479)
Net income (loss) from discontinued operations, net of taxes	(264)	5,631	1,238	2,487
Net loss	(4,425)	(1,173)	(4,774)	(24,992)
Losses from continuing operations per common share — basic and diluted (1)	$(0.16)	$(0.26)	$(0.24)	$(1.08)
Earnings (losses) from discontinued operations per common share — basic and diluted (1)	$(0.01)	$0.22	$0.05	$0.10
Losses per common share — basic and diluted (1)	$(0.17)	$(0.04)	$(0.19)	$(0.98)
     Selected unaudited quarterly financial data for 2007 is as follows (in thousands, except share data):

	Quarter Ended
	December 31	September 30	June 30	March 31
Net interest income before loan losses	$7,559	$7,849	$8,356	$7,763
Provision for loan losses	2,954	2,191	1,806	1,788
Non interest income	1,207	821	1,275	332
Non interest expense	47,661	5,986	6,537	6,588
Net income (loss) from continuing operations before income taxes	(41,849)	493	1,288	(281)
Income tax expense (benefit)	64	(17)	—	—
Net income (loss) from continuing operations	(41,913)	510	1,288	(281)
Net income from discontinued operations, net of taxes	2,782	2,320	1,541	1,986
Net income (loss)	(39,131)	2,830	2,829	1,705
Earnings (losses) from continuing operations per common share — basic and diluted (1)	$(1.65)	$0.02	$0.05	$(0.01)
Earnings from discontinued operations per common share — basic and diluted (1)	$0.11	$0.09	$0.06	$0.08
Earnings (losses) per common share — basic and diluted (1)	$(1.54)	$0.11	$0.11	$0.07

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
Note 21 — Discontinued Operations
Discontinued operations include the operating results of the Company’s servicing and insurance platforms, which meet the definition of a “component of an entity,” and have been accounted for under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect discontinued operations for all periods presented. On July 1, 2008, the Company completed the sale of its servicing platform assets to Green Tree for $37.0 million. The proceeds were used to repay approximately $28.0 million in related party debt. On July 31, 2008, the Company completed the sale of its third party origination and insurance platform assets to a newly formed venture, the managing member of which is a wholly owned affiliate of Manage America, a nationally recognized

Origen Financial, Inc.
Notes to Consolidated Financial Statements
provider of services to the manufactured housing industry for an estimated $1.0 million. The proceeds were used to pay down approximately $1.0 million of related party debt.
The following summarizes the results of discontinued operations for the years ended December 31 (in thousands):

	2008	2007	2006
Revenues from discontinued operations	$9,934	$19,247	$16,773
Gain on sale of discontinued operations	6,523	—	—

Income from discontinued operations before taxes	9,092	8,642	6,827
Income tax expense	—	13	24

Income from discontinued operations, net of income taxes	9,092	8,629	6,803

Note 22 — Subsequent Events
Sale of Origen Servicing, Inc. Stock
     On January 14, 2009, the Company completed the sale of all the issued and outstanding stock of Origen Servicing, Inc (Origen Servicing”) to Prime RF Holdings LLC. The purchase price was $175,000 and proceeds from the sale were used to reduce the Company’s related party debt. Origen Servicing was a wholly owned subsidiary of the Company that prior to the sale of substantially all of Origen Servicing’s assets to Green Tree in July 2008, conducted all of the Company’s servicing operations.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that during the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
     Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in our filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, in order to allow timely decisions regarding required disclosures.
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
     None.
PART III
     The information required by Items 10-14 will be included in our proxy statement for our 2008 Annual Meeting of Shareholders or in an amendment to this Form 10-K, and is incorporated by reference herein.

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
Date: March 27, 2009

ORIGEN FINANCIAL, INC., a Delaware corporation
By:	/s/ Ronald A. Klein
Ronald A. Klein, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald A. Klein Ronald A, Klein	Chief Executive Officer and Director	March 27, 2009

/s/ W. Anderson Geater, Jr. W. Anderson Geater, Jr.	Chief Financial Officer and Principal Accounting Officer	March 27, 2009

/s/ Paul A. Halpern Paul A. Halpern	Chairman of the Board	March 27, 2009

/s/ Jonathan S. Aaron Jonathan S. Aaron	Director	March 27, 2009

/s/ Richard H. Rogel Richard H. Rogel	Director	March 27, 2009

/s/ Robert S. Sher Robert S. Sher	Director	March 27, 2009

/s/ Gary A. Shiffman Gary A. Shiffman	Director	March 27, 2009

/s/ Michael J. Wechsler Michael J. Wechsler	Director	March 27, 2009

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
2.1	Asset Disposition and Management Plan	(1)

3.1	Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc., filed October 7, 2003, and currently in effect	(2)

3.2	Certificate of Designations for Origen Financial, Inc.’s Series A Cumulative Redeemable Preferred Stock	(2)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc.	(1)

3.4	By-laws of Origen Financial, Inc.	(3)

3.5	Amendments to the Bylaws of Origen Financial, Inc. effective December 15, 2006	(4)

4.1	Form of Common Stock Certificate	(2)

4.2	Stock Purchase Warrant dated April 8, 2008 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

4.3	Registration Rights Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.1	2003 Equity Incentive Plan of Origen Financial, Inc.#	(2)

10.2	First Amendment to 2003 Equity Incentive Plan of Origen Financial, Inc.#	(6)

10.3	Form of Non-Qualified Stock Option Agreement#	(2)

10.4	Form of Restricted Stock Award Agreement#	(2)

10.5	Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(7)

10.6	First Amendment dated July 1, 2008 to the Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(1)

10.7	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr #	(8)

10.8	First Amendment dated July 1, 2008 to the Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(1)

10.9	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(8)

10.10	First Amendment dated July 1, 2008 to the Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(1)

10.11	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(8)

10.12	First Amendment dated July 1, 2008 to the Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(1)

10.13	Employment Agreement between Origen Financial, Inc., Origen Financial L.L.C. and Benton Sergi#	(9)

10.14	Letter Agreement dated March 20, 2008 between Origen Financial, Inc. and Benton E. Sergi#	(10)

10.15	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(2)

10.16	First Amendment to the Origen Financial, LLC Endorsement Split-Dollar Plan dated December 15, 2008#	(11)

Exhibit		Method of
Number	Description	Filing
10.17	Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.18	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.19	Second Amendment to the Origen Financial, LLC Capital Accumulation Plan dated December 15, 2008#	(11)

10.20	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(2)

10.21	Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.22	Senior Secured Promissory Note in the original principal amount of $46,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.23	Amended and Restated Guaranty dated April 8, 2008 issued by Origen Financial, Inc., Origen Servicing, Inc. and Origen Securitization Company, LLC in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.24	Amended and Restated Security Agreement dated April 8, 2008 among Origen Financial L.L.C., Origen Financial, Inc., Origen Servicing, Inc., Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.25	Membership Pledge Agreement dated April 8, 2008 between Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.26	Stock and Membership Pledge Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.27	Membership Pledge Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.28	Amended and Restated Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.29	Amended and Restated Senior Secured Promissory Note in the original principal amount of $10,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.30	Amended and Restated Senior Secured Promissory Note in the original principal amount of $5,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.31	Asset Purchase Agreement dated April 30, 2008, by and among Origen Financial, Inc., Origen Servicing, Inc., Origen Financial, L.L.C. and Green Tree Servicing LLC	(12)

10.32	Voting Agreement, dated as of April 30, 2008, by and among GTH LLC, and the Persons set forth on Schedule I attached to the agreement	(12)

21.1	List of Origen Financial, Inc.’s Subsidiaries.	(13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Financial, Inc. Board of Directors	(2)

99.2	Charter of the Compensation Committee of the Origen Financial, Inc. Board of Directors	(2)

99.3	Charter of the Nominating and Governance Committee of the Origen Financial, Inc. Board of Directors	(2)

Exhibit		Method of
Number	Description	Filing
99.4	Charter of the Executive Committee of the Origen Financial, Inc. Board of Directors	(2)

99.5	Corporate Governance Guidelines	(2)

99.6	Code of Business Conduct	(2)

99.7	Financial Code of Ethics	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 1, 2008, as amended.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2006.

(5)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 8, 2008.

(6)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(7)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 14, 2006

(8)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 28, 2006

(9)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(10)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated March 20, 2008.

(11)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2008.

(12)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 30, 2008.

(13)	Filed herewith.

#	Management contract or compensatory plan or arrangement.