Form 10-K/A
period 2008-12-31
ORIGEN FINANCIAL INC
filed 2009-05-07
CIK 1268039

The following items were the subject of a Form 12b-25 and are included herein: Part III, Items 10, 11, 12, 13 and 14

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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
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
As of April 24, 2009, there were 25,926,149 shares of the registrant’s common stock issued and outstanding.
EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”) is filed to amend Part III, Items 10, 11, 12, 13 and 14. Except as otherwise described above, no other changes have been made to the Annual Report. This Amendment does not otherwise attempt to update the information set forth in the Annual Report.

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-31.1
EX-31.2
EX-32.1

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding our executive officers and directors is set forth below.

Name	Age	Office
Paul A. Halpern	56	Chairman of the Board
Ronald A. Klein	51	Director, Chief Executive Officer
Richard H. Rogel	60	Director
Gary A. Shiffman	54	Director
Michael J. Wechsler	69	Director
Jonathan S. Aaron	41	Director
Robert S. Sher	70	Director
J. Peter Scherer	59	President and Chief Operating Officer
W. Anderson Geater, Jr.	60	Chief Financial Officer and Secretary
Mark W. Landschulz	44	Executive Vice President, Portfolio Management
Laura Campbell	39	Senior Vice President, Human Resources
Paul J. Galaspie	47	Senior Vice President and Chief Information Officer
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
     Ronald A. Klein has served as a director and the Chief Executive Officer since August 2003. He is a member of the Executive Committee. Mr. Klein joined Origen Financial L.L.C.’s predecessor, Bingham Financial Services Corporation, in February 1999 and currently serves as Origen Financial L.L.C.’s sole manager and its Chief Executive Officer. From 1999 until Origen’s formation, Mr. Klein served as a director and as Chief Executive Officer and President of Bingham Financial Services Corporation. He has served as the Chairman of the Board of First Michigan Bank and its holding company, First Michigan Bancorp, Inc., since the bank’s inception in 2007. He has served as the Managing Director of Equity Growth L.L.C., a private real estate investment company, since 1994. From 1990 to 1994, Mr. Klein served as Executive Vice President of Alaron Inc., an international distributor of consumer electronics. From 1985 until joining Alaron Inc., Mr. Klein was a member of the Chicago Board Options Exchange. Mr. Klein has also served as the Managing Director of a financial derivatives trading firm and, before 1985, he was engaged in the private practice of law.
     Richard H. Rogel has been a director and a member of the Audit Committee, the Compensation Committee and the Executive Committee since August 2003. Mr. Rogel previously served as a director and member of the Audit Committee for Aldabra II, a special purpose acquisition corporation, from February 1, 2007 to February 22, 2008, at which time Aldabra II merged with Boise Paper. Mr. Rogel also served as a director of CoolSavings, Inc., a publicly-traded online direct marketing and media company, from 1996 to 2005, serving as its Chairman of the Board from July 2001 to December 2005 and as the Chairman of its Audit Committee from 1998 to 2005. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel has previously served as President of the University of Michigan Alumni Association and Chairman of the University of Michigan’s Business School Development Advisory Board. Currently, Mr. Rogel is Chairman of the University of Michigan’s Michigan Difference Campaign. He also serves on various University of Michigan committees, including the President’s Advisory Committee.
     Gary A. Shiffman has been a director since August 2003. Mr. Shiffman served on the Compensation Committee from February 2007 until April 2007. Mr. Shiffman was a manager of Origen Financial L.L.C. from its formation in 2001 until December 2003. Mr. Shiffman has served as Chief Executive Officer and as a director of Sun Communities, Inc., a publicly-traded owner and operator of manufactured housing communities, since 1998. He has served as Chairman of the Board of Sun Communities since March 2000.
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
     Jonathan S. Aaron was appointed a director in November 2008. Since 2004, Mr. Aaron has served as the Assistant to the President of Guardian Industries Corp., a privately held manufacturing company located in Auburn Hills, Michigan. From 1999 to 2004, Mr. Aaron served as corporate counsel with Lason Inc., an information management services company. Mr. Aaron serves on numerous boards and committees for civic and charitable organizations.
     Robert S. Sher has been a director since April 2007. Since his appointment, he has served as Chairman of the Audit Committee and a member of both the Compensation Committee and the Nominating and Governance Committee. Since 2004, Mr. Sher, a certified public accountant, has been the President and principal of Robert S. Sher & Associates, a real estate and business consulting firm. Since 2004, Mr. Sher has served on the Board of Directors and Audit Committees of both Uniprop Manufactured Housing Communities Income Fund and Uniprop Manufactured Housing Communities Income Fund II, each of which is a publicly-traded limited partnership that owns and operates manufactured housing communities. From 1970 to 2004, Mr. Sher served as the Chief Financial Officer of Schostak Brothers & Co., Inc., a full-service real estate company located in southeast Michigan providing management, development, leasing, office, industrial and marketing services. During his tenure with Schostak Brothers, Mr. Sher also served as Vice Chairman of the Board and Executive Vice President. Prior to joining Schostak Brothers, Mr. Sher practiced public accountancy with an accounting firm for six years and was a partner when he left the firm. He served as a member of the AICPA Life Insurance Trust from 1999 to 2002 and as its Chairman from 2002 to 2005. From 2005 to 2008, he served as a board member and the Treasurer of the AICPA Foundation. Also from 2005 to 2008, Mr Sher was a member of the Michigan State Board of Accountancy, which is responsible for the certification and licensure of certified public accountants in Michigan. He also serves on the boards, the finance committees and the audit committees of various charitable and community organizations.
     J. Peter Scherer has served as Origen’s President and Chief Operating Officer since August 2003. Mr. Scherer joined Origen Financial L.L.C.’s predecessor, Bingham Financial Services Corporation, in December 1999 and currently serves as President and Chief Operating Officer of Origen Financial L.L.C. From 1999 until Origen’s formation, Mr. Scherer served as Chief Operating Officer of Bingham Financial Services Corporation. From 1984 through 1998, Mr. Scherer served in various capacities at The Taubman Company, including most recently as Senior Vice President and Chairman of its Asset Management Group. From 1976 to 1980 and from 1980 to 1984, Mr. Scherer was an attorney with American Motors Corporation and Volkswagen of America, Inc., respectively. Prior to joining American Motors Corporation, Mr. Scherer was engaged in the private practice of law.
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

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires all of Origen’s directors and executive officers and all persons who own more than 10% of Origen’s common stock to file with the SEC reports of ownership and changes in ownership of Origen’s common stock. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish Origen with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3 and 4 furnished to Origen, or written representations from certain reporting persons that no such forms were required to be filed by such persons, Origen believes that all its directors, executive officers and beneficial owners of more than 10% of its common stock have complied with all filing requirements applicable to them, except that each of Messrs. Klein, Geater and Galaspie and Ms. Campbell did not timely file one report with respect to one transaction. Each of these late filings related to a disposition of shares of common stock to Origen to satisfy the reporting person’s tax withholding obligations upon vesting of previously granted restricted stock awards.
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
Compensation Philosophy and Objectives
     Origen’s executive compensation objectives are as follows:
•	to align the interests of the employees with those of the stockholders;

•	to reinforce a pay-for-performance culture; and

•	to facilitate the acquisition and retention of key employees.
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
As described below, due to changes in Origen’s business and operations necessitated by the worldwide economic crisis, the focus of Origen’s compensation program has shifted to recognize the changed duties, responsibilities and goals of the Company and its employees.
Compensation Composition
     The compensation of each of Origen’s executive officers historically is composed of salary, a cash bonus and, in past years, equity compensation. In 2008, certain executive officers also became entitled to receive one-time change-in-control payments with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan. These amounts will be paid July 1, 2009. The cash bonus and equity portion of an executive officer’s compensation may also be referred to as annual incentive compensation and long-term incentive compensation, respectively. Setting the appropriate compensation composition is vital to Origen, its executives and its stockholders. Again, the Committee worked together with its compensation consultant, Watson Wyatt, and analyzed peer group data, as well as broad industry data included in studies produced by Watson Wyatt and other general and industry specific compensation reports. In doing so, the Committee observed that the compensation compositions at the peer group companies were as follows: 30%-60% salary, 30%-50% targeted bonus opportunity and equity compensation of 10%-50% of overall compensation. The Committee used these composition ranges as guidelines for its compensation program. Specifically, the Committee selected individual allocations and overall compensation targets that it believed to be consistent with the objectives of the compensation program and that properly reflect the skill and experience of the individual executives (as further described in the section immediately below, titled “Key Elements of Compensation”). The compensation compositions for (i) Ronald A. Klein, our Chief Executive Officer; (ii) W. Anderson Geater, Jr., our Chief Financial Officer; (iii) J. Peter Scherer, our President and Chief Operating Officer; (iv) Mark W. Landschulz, our Executive Vice President of Portfolio Management; and (v) Paul J. Galaspie, our Chief Information Officer (the “named executive officers”) are set forth directly below. The identification of such named executive officers is determined based on their total compensation for the year ended December 31, 2008, as reported in the Summary Compensation Table, exclusive of the contractual one-time change-in-control payments accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan.

			Stock Awards
	Base	Cash	(equity
Name and Principal Position (1)	Salary	Bonus	compensation)
Ronald A. Klein:	65%	30%	0%
Chief Executive Officer

W. Anderson Geater, Jr.:	59%	32%	0%
Chief Financial Officer

J. Peter Scherer:	59%	32%	0%
President and Chief Operating Officer

Mark W. Landschulz:	60%	32%	0%
Executive Vice President of Portfolio Management

Paul J. Galaspie:	63%	24%	0%
Chief Information Officer

(1)	The compensation compositions for the named executive officers do not add up to 100% of total compensation. As set forth in the “Summary Compensation Table” and the section entitled “Non-Qualified Deferred Compensation Earnings,” each of these officers receives supplemental compensation on a deferred basis. This form of compensation is not tied to performance. Instead, this is used as a tool to attract and retain key employees.
     The worldwide economic crisis that began in 2007 continued and worsened throughout 2008. Origen was dramatically impacted by events beyond its control. Operating according to a planned budget was replaced by crisis management. As discussed more fully in the accompanying Management Discussion and Analysis section, Origen, under pressure from its loan warehouse lender, and in the absence of a viable source to permanently finance or sell its loans in the securitization market or the whole loan market, found it necessary to sell its portfolio of unsecuritized loans at a large loss in March 2008 in order to pay off its loan warehouse facility, which was not renewed. Given the absence of a viable exit strategy and the unavailability of a reliable warehouse lender, Origen ceased originating loans for its own account in March 2008. In reaction to deteriorating markets conditions, Origen’s management and board of directors developed an Asset Disposition and Management Plan (the “Plan”) designed to maximize shareholder value given the changed business model dictated by the markets.
The Plan was submitted to Origen’s shareholders for approval at its annual meeting on June 25, 2008. Following approval of the Plan, management implemented and executed various components of the Plan, including the sale of all loan servicing assets, the sale of the loan origination platform, the sale of the loan-related insurance business, de-listing of Origen’s stock with the NASDAQ Global Markets, the deregistration of Origen’s stock under the Securities Act of 1934, and a dramatic decrease in workforce. Following these actions, Origen’s remaining business consists of managing its residual interests in its securitized loan portfolios.
In the absence of a normal approved operating plan and budget for 2008, the measurement of management’s performance was based primarily on the execution of the Plan. As indicated in the section immediately below, titled “Key Elements of Compensation,” the total compensation for Origen’s named executive officers was significantly decreased from 2007. The average decrease was 31% for the named executive officers as a group. Further, no equity compensation was granted during 2008 by the Committee. Equity compensation is typically awarded in the form of grants of restricted stock in order to award executives for the achievement of longer-term goals. The Committee’s decision to forego any grants of restricted shares for 2008 was based on the greatly reduced value of Origen’s common stock as a currency for compensation and the evolving nature of the individual relationship to Origen of each named executive officer. As a result of the implementation of the Plan, the on-going needs for management expertise are very different as compared to Origen’s original business model. Each of the named executive officers has been or will be impacted by the implementation of the Plan. As described below, the existing employment agreements of the named executives were recently restructured, and in some cases terminated, in order to provide Origen on-going access to those skill-sets necessary to effectively manage Origen’s residual interests in its securitized loan portfolios, retire all debt obligations, provide meaningful financial data to shareholders and to comply with all REIT tax rules.
Key Elements of Compensation
     Although the named executive officers’ salaries are set by the terms of each named executive officer’s employment agreement (discussed below under “Material Information Relating to the Summary Compensation Table and Grants of Plan Based Awards — Employment Agreements”), the Committee reviews the compensation program for all executive officers on an annual basis and modifies it as necessary to insure that the plan stays consistent with Origen’s stated compensation objectives. During this process, the CEO makes compensation recommendations to the Committee, which the Committee considers in making compensation decisions. In addition, the CEO periodically reviews the compensation program as it relates to executive officers and recommends changes to the Committee. The Committee believes that the CEO’s role in the compensation program is appropriate and critical because of the CEO’s interaction and evaluation of the performance of those individuals subject to the compensation program. As stated earlier, the compensation decisions for 2008 were an anomaly, as Origen was heavily impacted by the worldwide economic crisis and suffered a drastic reduction in the value of its common stock. Accordingly, and as set forth herein, Origen’s named executive officers’ total compensation for 2008 consisted primarily of base salary and cash bonus awards. The Compensation Committee’s compensation decisions for 2008 for each named executive officer are detailed in this section.
     Base Salary. In order to attract and retain quality executives, it is vital that Origen provide its executives with a level of assured cash compensation consistent with their professional status, experience and abilities. For each of Origen’s named executive officers, as illustrated above, base salary ranges from 59% to 65% of total compensation. This is higher than the peer group, where base salaries for top-level executives range from 30%-60% of total compensation. This is due to the fact that no equity compensation was awarded in 2008, which increased the weighting of the salary and bonus components.
     Bonuses. Cash bonuses are historically awarded pursuant to an annual incentive plan and are based upon corporate and personal performance objectives. The primary purpose of the cash bonus element of our compensation program has historically been to reward executives for the achievement of such performance objectives on an annual basis and to align employee interests with those of the stockholders. Due to the extraordinary circumstances of 2008, financial performance was not the primary objective. The primary objective was the development and execution of an Asset Disposition and Management Plan in order to maximize value to the Company’s shareholders going forward. In addition, as described below under “Employment Agreements,” named executive officers will be paid certain amounts relative to a change of control event, triggered by the execution of this restructuring plan which was disclosed in Origen’s Proxy Statement filed on May 22, 2008 and approved by shareholders at Origen’s Annual Meeting on June 25, 2008.
     Ronald A. Klein, Chief Executive Officer. Mr. Klein’s total compensation for 2008 was $822,066 (exclusive of the contractual one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009), as compared to $1,487,028 for 2007. This included a base salary of $531,058 and a cash bonus of $250,000. The percentages allocated to each of these forms of compensation were determined as follows: (1) Salary: Mr. Klein’s base salary in 2008 was contractually set at $531,058. Mr. Klein’s salary was higher than that of Origen’s other executive officers and reflects the skill and experience required to serve as the Company’s top-ranking officer, as well as the personal accountability inherent in occupying such office. In 2008, Mr. Klein played a pivotal role in the creation and subsequent execution of Origen’s Asset Disposition and Management Plan (the “Plan”). For 2008, Mr. Klein’s base salary of $531,058 comprised 65% of his total compensation, exclusive of the contractual one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009. (2) Cash Bonus and Stock Awards: As stated directly above, a significant percentage of Mr. Klein’s compensation is not fixed. Since Mr. Klein’s performance as a chief executive is, in great part, measured by the performance of the Company, the Compensation Committee believes that his compensation should be based on this same metric. Therefore, Mr. Klein’s total compensation varies with the year-to-year performance of the Company. This year the Company’s performance was measured, in large part, by the success of the Plan. The Compensation Committee believes that Mr. Klein’s total 2008 compensation of $822,066 (exclusive of the contractual one-time change-in-control payment) properly reflected the Company’s performance in 2008. In past years, a substantial portion Mr. Klein’s total compensation was composed of both cash bonus and equity awards. However, in 2008, no stock awards were granted to

Mr. Klein, or any other named executive officer. In this regard, the cash bonus component was the primary tool used to increase Mr. Klein’s 2008 total compensation to the amount determined by the Compensation Committee. Mr. Klein’s cash bonus of $250,000 comprised 30% of his total compensation for 2008, exclusive of the contractual one-time change-in-control payment. Together with his base salary for 2008, the Compensation Committee determined that the appropriate level of total 2008 cash compensation for Mr. Klein was $781,058, exclusive of the contractual one-time change-in-control payment.
The Other Named Executive Officers.
(1) Salary
     Messrs. Geater, Scherer, Landschulz and Galaspie are all under employment agreements with the Company. Pursuant to their respective agreements, each of these officers received a fixed base salary for 2008.
     W. Anderson Geater, Jr., Chief Financial Officer. Mr. Geater’s base salary in 2008 was contractually set at $280,096. Mr. Geater’s salary reflected his status as the company’s second-highest ranking officer and the value he brings to the company as an experienced executive and Certified Public Accountant. Mr. Geater’s 2008 base salary comprised 59% of his total 2008 compensation of $472,700, exclusive of the contractual one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.
     J. Peter Scherer, President and Chief Operating Officer. Mr. Scherer’s base salary in 2008 was contractually set at $280,096. Mr. Scherer’s salary reflected his intricate knowledge of the industry and his role as Origen’s President and Chief Operating Officer. Mr. Scherer’s base salary comprised 59% of his total 2008 compensation of $472,520, exclusive of the contractual one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.
     Mark W. Landschulz, Executive Vice President of Portfolio Management. Mr. Landschulz’s 2008 base salary was contractually set at $280,096. Mr. Landschulz’s salary was based on his proven track record as an executive at various mortgage companies and his keen understanding of the securitizations market. Mr. Landschulz’s base salary comprised 60% of his total 2008 compensation of $470,656, exclusive of the contractual one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.
     Paul J. Galaspie, Chief Information Officer. Mr. Galaspie’s 2008 base salary was contractually set at $203,379. Mr. Galaspie’s salary was based on his significant experience as a programmer/analyst and his long-term affiliation with Origen. Mr. Galaspie’s base salary comprised 63% of his total 2008 compensation of $323,214.

(2) Cash Bonus and Equity Awards
     Cash Bonus. As set forth directly above, the contractually set salaries of Messrs. Geater, Scherer, Landschulz and Galaspie comprise only a portion of their respective total 2008 compensation. Unlike the 2008 cash bonus for Mr. Klein, which was based solely on the performance of the Company, the cash bonuses for Messrs. Geater, Scherer, Landschulz and Galaspie were tied to their respective contribution to the implementation and execution of the Plan. In addition to each named executive officer’s role in the implementation and execution of the Plan, the Compensation Committee reviewed each named executive officer as follows:
     W. Anderson Geater, Jr., Chief Financial Officer. The Compensation Committee reviewed Mr. Geater on the following factors: (1) management of the financial function of the Company; and (2) the updating of the Company’s regulatory reporting system. Based on the Compensation Committee’s review of Mr. Geater’s performance, overall Company performance and market data, the Compensation Committee determined that Mr. Geater’s appropriate level of cash bonus was $150,000, or 32% of his total 2008 compensation, exclusive of the contractual one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.
     J. Peter Scherer, President and Chief Operating Officer. The Compensation Committee reviewed Mr. Scherer on his ability to manage the day-to-day operations of the Company. Based on the Compensation Committee’s review of Mr. Scherer’s performance, overall Company performance and market data, the Compensation Committee determined that Mr. Scherer’s appropriate level of cash bonus was $150,000, or 32% of his total 2008 compensation, exclusive of the one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.
     Mark W. Landschulz, Executive Vice President of Portfolio Management. The Compensation Committee reviewed Mr. Landschulz on the following factors: (1) management and performance of the Company’s loan portfolio; and (2) the ability to execute securitizations in a challenging financial market. Based on the Compensation Committee’s review of Mr. Landschulz’s performance, overall Company performance and market data, the Compensation Committee determined that Mr. Landschulz’s appropriate level of cash bonus was $150,000, or 32% of his total 2008 compensation, exclusive of the one-time change-in-control payment accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.
     Paul J. Galaspie, Chief Information Officer. The Compensation Committee reviewed Mr. Galaspie on his ability to manage the day-to-day informational and technology-related needs of the Company. Based on the Compensation Committee’s review of Mr. Galaspie’s performance, overall Company performance and market data, the Compensation Committee determined that Mr. Galaspie’s appropriate level of cash bonus was $78,743, or 24% of his total 2008 compensation.
     Equity Compensation. The primary form of equity compensation awarded to date has been in the form of grants of restricted stock. A modest amount of stock options were awarded coincidental with our formation in October 2003, but the Committee has chosen not to make subsequent stock option awards. Equity compensation, similar to bonuses, is intended to reward executives for the achievement of performance objectives, but such objectives are longer-term in nature. A significant purpose for equity compensation is to retain valuable executives and senior managers and provide incentives for contributing to the overall success of Origen in order to benefit individually from any improvement in the price of the stock over the long-term. Since the grants of restricted stock vest over periods ranging from three to five years, this method of compensation serves this longer-term purpose. In 2008, Origen granted its named executive officers no restricted shares of stock. The Committee determined that awards of restricted shares were not appropriate to the Company’s changed circumstances during 2008. Origen does not require its executives to own a certain number of shares of Origen’s stock.
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

SUMMARY COMPENSATION TABLE
For The Twelve Months Ended
December 31, 2008, 2007 and 2006
     The following table sets forth for each of the named executive officers for the years ended December 31, 2008, 2007 and 2006: (i) the dollar value of base salary earned and paid during the year; (ii) the dollar value of bonuses earned during the year and paid during the first quarter of the following year; (iii) the dollar amount recognized for financial statement reporting purposes of stock awards granted during the year, computed in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment;” (iv) the change in non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year. Note that Origen does not maintain a pension plan. In addition, during the years ended December 31, 2008 and 2007, there were no stock option awards granted and no awards granted under non-equity incentive plans.

						Change in
						Non-
						Qualified
Name and						Deferred	All
Principal					Stock	Compensation	Other
Position	Year	Salary	Bonus		Awards[1]	Earnings	Compensation		Total
Ronald A. Klein:	2008	$531,058	$250,000	[2]	$-0-	$40,000	$2,333,208	[4]	$3,154,266
Chief Executive Officer	2007	$506,058	$430,000		$510,050	$40,000	$920		$1,487,028
	2006	$470,077	$300,000		$551,852	$40,000	$852		$1,362,781

W. Anderson Geater, Jr.:	2008	$280,096	$150,000	[3]	$-0-	$40,000	$827,604	[5]	$1,297,700
Chief Financial Officer	2007	$265,144	$200,000		$153,306	$40,000	$2,424		$660,874
	2006	$232,933	$165,000		$157,665	$40,000	$2,264		$597,862

J. Peter Scherer:	2008	$280,096	$150,000	[2]	$-0-	$40,000	$827,424	[5]	$1,297,520
President and Head of Operations	2007	$255,289	$190,000		$146,996	$40,000	$2,264		$634,549
	2006	$230,289	$150,000		$157,572	$40,000	$2,080		$579,941

Mark W. Landschulz:	2008	$280,096	$150,000	[2]	$-0-	$40,000	$827,560	[5]	$1,295,656
Executive VP of Portfolio	2007	$255,289	$190,000		$153,146	$40,000	$516		$638,951
Management	2006	$218,462	$155,000		$161,485	$40,000	$480		$575,427

Paul J. Galaspie:	2008	$208,739	$78,743		$-0-	$40,000	$732		$328,214

					Change in
					Non-
					Qualified
Name and					Deferred	All
Principal				Stock	Compensation	Other
Position	Year	Salary	Bonus	Awards[1]	Earnings	Compensation	Total
SVP, Chief Information Officer	2007	$194,428	$60,000	$18,936	$40,000	$668	$314,032
	2006	$184,685	$32,304	$56,365	$40,000	$612	$313,966

[1]	Amounts computed in accordance with SFAS No. 123 R.

[2]	To be paid October 5, 2009.

[3]	Paid May 1, 2009.

[4]	Includes change-in-control payment in the amount of $2,332,200 accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.

[5]	Includes change-in-control payment in the amount of $825,000 accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009.
Grants of Plan-Based Awards
          Origen did not grant any options, restricted stock or other plan-based awards to the named executive officers during the year ended December 31, 2008.
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
     The stock awards, during the years in which grants were awarded, have been generally granted on an annual basis, usually in the second quarter, but subsequent awards may be made throughout the remainder of the fiscal year as determined by the Compensation Committee or the Board of Directors. Origen did not grant any options, restricted stock or other plan-based awards in 2008.
     Origen’s executive compensation program, including the mix of the base salary element, the bonus element and the equity compensation element, and the proportion of each to total compensation, varies based on the individual named executive officer. In the aggregate, the salaries and bonuses earned by the named executive officers in 2008 equaled 92% of their aggregate total compensation. The following table shows each named executive officer’s salary and bonus in proportion to his total compensation. For purposes of this table, the contractual one-time change-in-control payments accrued in 2008 with respect to the adoption and implementation of Origen’s Asset Disposition and Management Plan, which will be paid July 1, 2009 have not been included.

					Total Salary
					and Bonus In
			Total		Proportion To
Name and Principal			Salary	Total	Total
Position	Salary	Bonus	and Bonus	Compensation	Compensation
Ronald A. Klein:	$531,058	$250,000	$781,058	$822,066	95%
Chief Executive Officer

W. Anderson Geater, Jr.:	$280,096	$150,000	$430,096	$472,700	91%
Chief Financial Officer

J. Peter Scherer:	$280,096	$150,000	$430,096	$472,520	91%
President and Chief Operating Officer

Mark W. Landschulz :	$280,096	$150,000	$430,096	$470,656	91%
Executive Vice President of Portfolio Management

Paul J. Galaspie:	$203,739	$78,743	$282,482	$323,214	87%
Chief Information Officer
Employment Agreements
     Origen and Origen Financial, L.L.C. have entered into employment and/or consulting agreements with each of the named executive officers, as described below.
     Ronald A. Klein, Chief Executive Officer
     On July 14, 2006, Origen and Origen Financial, L.L.C entered into an employment agreement with Ronald A. Klein, Origen’s Chief Executive Officer. Due to changes in Origen’s business and operations, in April 2009, the 2006 employment agreement was terminated and Origen and Mr. Klein entered into a new employment agreement. The new employment agreement is described in more detail below.
     2006 Klein Employment Agreement
     Mr. Klein’s 2006 employment agreement was for an initial three-year term ending July 14, 2009 and was automatically renewed for a one-year term ending July 14, 2010 because neither party timely terminated the agreement. The employment agreement provided for an annual base salary of $495,000 in the first year, $520,000 in the second year, $545,000 in the third year and a 5.00% annual increase to $572,250 for the initial automatic renewal year. For each successive year of automatic renewal beyond the initial three-year term, Mr. Klein’s base salary would increase by 5% during each successive one-year term. In addition to his base salary, Mr. Klein would be entitled to annual incentive compensation of up to 100% of his then current base salary if he satisfies certain individual and company performance criteria established from time to time by Origen’s Board of Directors.

     In connection with the execution of the employment agreement on July 14, 2006, Origen issued Mr. Klein 175,000 restricted shares of its common stock. The shares were to vest in five equal annual installments of 35,000 shares on each of May 15, 2007, 2008, 2009, 2010 and 2011, however, due to the occurrence of a change of control event in July 2008, all unvested shares were accelerated to vest on that date.
     Under the employment agreement, Mr. Klein would be entitled to a severance payment equal to (a) two years’ salary and target bonus if the employment agreement is terminated by Origen without cause or by Mr. Klein for good reason, or if Mr. Klein dies or becomes disabled, or (b) one year’s salary if Origen does not renew the term of the contract at the end of its initial term or any subsequent renewal term.
          Upon a change in control of Origen, Mr. Klein would be entitled to a change in control payment equal to 2.99 times the sum of (a) his then current base salary, and (b) fifty percent of his then-current target bonus. The change in control payment would be payable if (i) Mr. Klein was still employed by Origen on the first anniversary of the change in control, (ii) during such one-year period Mr. Klein’s employment was terminated without cause by Origen, Mr. Klein resigned with good reason (as defined below) or Mr. Klein dies or became disabled, or (iii) Origen terminated Mr. Klein’s employment in anticipation of a change in control during a specified period before the closing of the change in control transaction. If, in addition to the change in control payment under the employment agreement, Mr. Klein was entitled to a payment from Origen upon a change in control or similar event under any other plan or agreement, Origen would be obligated to pay only the greater of the change in control payment described in the employment agreement and such other plan or agreement.
     For purposes of Mr. Klein’s employment agreement, a “change in control” included the following: (i) an event or series of events by which any person together with all affiliates and associates of such person, shall become the beneficial owner, directly or indirectly, of more than 50% of the combined voting power of Origen’s then outstanding securities having the right to vote in an election of the Board of Directors, other than as a result of an acquisition of securities directly from Origen, (ii) (1) any consolidation or merger of Origen in which the stockholders of Origen immediately prior to the consolidation or merger would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate more than 50% of the voting shares of the corporation issuing cash or securities in the consolidation or merger or (2) any sale, lease, exchange or other transfer to an unrelated party, in one transaction or a series of transactions contemplated or arranged by any party as a single plan, of all or substantially all of Origen’s assets; (iii) the approval of Origen’s stockholders of any plan or proposal for the liquidation or dissolution of Origen; or (iv) where the persons who, as of the employment agreement date, constitute Origen’s Board of Directors (the “incumbent directors”) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board of Directors. The change of control provision was triggered as a result of the adoption by Origen’s shareholders on June 25, 2008 of the Asset Disposition and Management Plan.

     2009 Klein Employment Agreement
     In response to the dramatic change in the Company’s business model as a result of the implementation of the shareholder-approved Asset Disposition and Management Plan, Mr. Klein’s employment agreement was renegotiated effective April 4, 2009 for a term of twenty-four months. Under the terms of the new agreement, Mr. Klein will serve on less than a full-time basis but he is required to devote his best efforts and sufficient time and attention to Origen’s business as is necessary to adequately and professionally discharge his duties and responsibilities under the agreement. In recognition of Mr. Klein’s performance as Chief Executive Officer in preserving Origen’s assets during the difficult 2008 economic environment, Mr. Klein will receive a bonus of $250,000 payable on October 5, 2009. Neither the termination of the 2006 agreement nor the termination of the 2009 agreement affect the payment of the change of control payment of $2.33 million due to Mr. Klein on July 1, 2009, which the Company is obligated to pay under the terms of the 2006 agreement.
     As compensation for services to be performed under the new agreement and to satisfy payments required by the 2006 agreement, the Company will pay Mr. Klein $115,833 monthly over the initial twelve months of the new agreement. For the remaining term of the new agreement, Mr. Klein will receive $25,000 monthly. The new agreement may be extended by sixty days written notice from the Company for up to three additional twelve month periods for monthly compensation of $25,000, $30,000 and $35,000, respectively.
     Mr. Klein will retain the title of Chief Executive Officer and will continue to serve on the Board of Directors. The services and duties required of Mr. Klein under the new agreement, while not a regimented program without flexibility, include general oversight of all Company activities, direct oversight of the Company’s Chief Financial Officer and specific functional activities relating to administration and portfolio management as detailed in appendices to the new agreement.
     The new agreement may be terminated by either the Company or Mr. Klein at any time (1) for any reason whatsoever or for no reason upon not less than sixty days written notice, (2) by Company at any time for cause without prior notice, and (3) upon Mr. Klein’s death or disability.
          If during the initial one-year term of the agreement Origen terminates Mr. Klein’s employment for any reason or for no reason or if Mr. Klein dies or becomes disabled, Origen will pay Mr. Klein an amount equal to the product of $90,933 multiplied by the number of full months remaining in the initial one-year term of the agreement. If Mr. Klein terminates his employment or if Origen terminates the agreement after the initial one-year term, Mr. Klein will be entitled only to unpaid compensation earned for the period up to and including the effective date of the termination of the agreement However, termination of the new agreement during the initial twelve months by any party for any reason or no reason at all will not excuse the company from the obligation to pay Mr. Klein remaining unpaid amounts relating to the satisfaction of the 2006 agreement, including the change of control payment and 2008 bonus. Origen will also pay Mr. Klein’s COBRA premiums for health insurance benefits for a period of one year if Origen terminates his employment agreement or chooses not to renew it at the end of the initial term.

     If any severance payments or change in control payments to Mr. Klein under the agreement collectively constitute a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code, thereby requiring the payment of excise taxes, then Origen would gross up such payments to cover all applicable excise taxes.
     The non-competition provision of the new agreement generally would preclude Mr. Klein from engaging, directly or indirectly, in the United States or Canada in the management of manufactured housing finance assets in a manner that is competitive with and adverse to the business of Origen during the term of his employment with Origen and for a period of twelve months following the period he is employed by Origen, subject to certain conditions and exceptions. Mr. Klein would also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to one year after termination of the employment agreement.
Success Fee Letter Agreement
     On the same date that Origen and Mr. Klein entered into his new employment agreement, they entered into a letter agreement under which he and other senior employees of, or consultants to, Origen designated by Mr. Klein may be paid certain success fees upon the successful consummation of certain transactions by Origen for the purpose of preserving the value of Origen’s assets. The aggregate success fee payable with respect to any qualifying transaction will be equal to 1% of the face value of that transaction, provided that success fees paid in respect of change of control transactions will be reduced by 50% of all aggregate success fees paid with respect to previous qualifying transactions, and provided further that the success fee payable with respect to any qualifying transaction will be not less than $200,000. To qualify for the payment of success fees, a transaction or series or combination of related transactions must close during the term of or within six months of the termination of Mr. Klein’s 2009 employment agreement (subject to extension for items such as satisfying customary closing conditions and obtaining shareholder approval), must be approved by and designated as a qualifying transaction by Origen’s board of directors and must be consequential and increase or preserve value for Origen’s shareholders. All success fees earned under the agreement, other than for a change of control transaction, will be paid 50% at closing of the transaction and the remaining 50% on or before March 14 of the year following the closing of the transaction. Success fees earned in connection with a change of control transaction shall be paid at closing of the transaction. The following table describes the types of transactions that may qualify for the payment of success fees and the method for determining the value of those transactions on which the success fee is based.

Qualifying Transaction	Transaction Value

Refinancing of any significant obligation of Origen secured by its assets	Amount of the loan or refinancing made available to Origen in the transaction

The management and exercise of contractual call options, and other contractual obligations and opportunities, related to Origen’s securitized bonds;	The face amount of the bonds involved in the transaction

The purchase of securities or other assets	The amount of cash, notes, securities and

Qualifying Transaction	Transaction Value

other property paid in the transaction, including, if applicable, the amount of any debt assumed by Origen in the transaction

The sale of any significant group of Origen’s assets, including loans, or interests in loans	The amount of cash, securities and other property paid to Origen or its shareholders in the transaction

The replacement or modification of any guarantee, enhancement or swap/hedge contract covering any of Origen’s assets or underlying obligations which enhances or preserves expected cash flows or value for Origen
An amount approved by Origen’s board of directors, in good faith, at the time of its authorization of the transaction

The formation of a joint venture, a minority investment or partnership, or any similar transaction; and	An amount approved by Origen’s board of directors, in good faith, at the time of its authorization of the transaction

The change of control of Origen, whether by merger, sale or exchange of a controlling share of Origen’s outstanding voting securities, sale of substantially all of its assets, plan of exchange or consolidation
The amount of cash, securities and other property paid to Origen or its shareholders in the transaction
     W. Anderson Geater, Jr., Chief Financial Officer, J. Peter Scherer, President and Chief Operating Officer and Mark Landschulz, Executive Vice President of Portfolio Management
     On December 28, 2006, Origen and its primary operating subsidiary Origen Financial L.L.C. entered into employment agreements with each of W. Anderson Geater, Jr., Origen’s Chief Financial Officer; J. Peter Scherer, Origen’s President Chief Operating Officer; and Mark Landschulz, Origen’s Executive Vice President of Portfolio Management (collectively, “the Executives”, individually, “the Executive”). The effective date of each employment agreement was October 8, 2006, which was the date the previous employment agreement of each executive expired. Due to changes in Origen’s business and operations, in April 2009, the 2006 employment agreements were terminated and Origen and each of Messrs. Geater, and Landschulz entered into a new or consulting employment agreement and Mr. Scherer entered into a letter agreement regarding the termination of his employment. The new agreements are described in more detail below.
          2006 Employment Agreements
     Each executive’s 2006 employment agreement was for an initial three-year term ending October 8, 2009 and was automatically renewable for successive one-year terms thereafter unless either party timely terminated the agreement. Mr. Geater’s 2006 employment agreement provided for an annual base salary of $262,500 in the first year, $275,000 in the second year, and $300,000 in the third year. Each of Mr. Scherer’s and Mr. Landschulz’s 2006 employment agreement provided for an annual base salary of $250,000 in the first year, $275,000 in the second year, and $300,000 in the third year. If an Executive’s employment agreement was automatically renewed beyond the initial three-year term, his base salary would increase by 5% during each successive one-year term. In addition to his base salary, each Executive was entitled to annual incentive compensation of up to 100% of his then-current base salary if he satisfied certain individual and company performance criteria established from time to time by Origen’s Board of Directors.
     In connection with the execution of the 2006 Employment Agreements on October 8, 2006, Origen issued Mr. Geater 30,000 restricted shares of common stock and issued each of Mr. Scherer and Mr. Landschulz 25,000 restricted shares of common stock. Each executive’s shares vest in five equal annual installments of 6,000 shares (in Mr. Geater’s case) or 5,000 shares (in Mr. Scherer’s and Mr. Landschulz’s cases) on each of October 8, 2007, 2008, 2009, 2010 and 2011.
     Under their respective 2006 employment agreements, each of the Executives would be entitled to the following severance compensation: (A) if the employment agreement was terminated by Origen without cause or by the Executive for good reason, (i) Origen would pay the Executive an amount equal to his then-current base salary, (ii) Origen would continue to provide health care coverage and other benefits for which the executive continued to be eligible under Origen’s benefits plans for the applicable severance period (as defined below), provided that Origen’s obligation to provide the benefits described in this clause (ii) would terminate to the extent that a subsequent employer provided similar coverage, and (iii) the vesting of all of the executive’s unvested options and shares of restricted stock would be accelerated; (B) if the executive died or became disabled, (i) Origen would pay the executive an amount equal to his then-current base salary, (ii) Origen would continue to provide health care coverage and other benefits for the same period and on the same terms as described in clause (A)(ii) above, and (iii) the vesting of all of the executive’s unvested options and shares of restricted stock would be accelerated; and (C) if the executive’s employment was terminated because Origen did not renew the term of the employment agreement at the end of its initial term or any subsequent renewal term, (i) Origen would pay the executive an amount equal to his then-current base salary, and (ii) the vesting of all of the executive’s unvested options and shares of restricted stock would be accelerated.
     The “severance period” meant 24 months with respect to Mr. Geater and 18 months with respect to each of Mr. Scherer and Mr. Landschulz.
     If payable, the severance payment would be in addition to any non-compete payment or change of control payment to which the executive would be entitled. The non-compete payment was a specified amount of $849,615 for Mr. Geater and $560,000 each for Mr. Landschulz and Mr. Scherer. The change of control payments for each of Mr. Geater, Mr. Landschulz and Mr. Scherer were based on annual salary plus 50% of the target bonus multiplied times two.

     2009 Agreements
     In response to the dramatic change in the Company’s business model as a result of the implementation of the shareholder-approved Asset Disposition and Management Plan, each of the 2006 employment agreements for Mr. Geater, Mr. Scherer and Mr. Landschulz have been terminated.
     Effective April 4, 2009, Mr. Geater’s 2006 employment agreement was terminated and he and Origen entered into a new employment agreement under which he will continue to serve as Chief Financial Officer. The term of Mr. Geater’s new employment agreement ends March 31, 2011. Mr. Geater will receive payments accrued and owing under the 2006 employment agreement (including a change of control payment of $825,000 due to him on July 1, 2009) and will be compensated for services going forward pursuant to the terms of the 2009 agreement. Mr. Geater’s salary was reduced from $300,000 to $275,000 annually through the term of the new agreement. An annual incentive bonus of $235,000 will be paid in each of years 2010 and 2011. Mr. Geater is eligible for the payment of a stay bonus on March 31, 2011 of $555,000, unless he terminates the agreement without good reason (as defined below) or is terminated for cause (as defined below). In recognition of his performance in preserving Origen’s assets during the difficult 2008 economic climate Mr. Geater received a bonus of $150,000 upon execution of the new agreement.
If Origen terminates the agreement without cause, if Mr. Geater terminates the agreement for good reason or if Mr. Geater dies or becomes disabled during the term of the agreement, Origen shall pay Mr. Geater or his estate all remaining salary, bonus and stay bonus payments payable under the agreement when such payments become due under the terms of the agreement. In addition, Origen shall during the remainder of the term of the agreement pay Mr. Geater’s COBRA life insurance premiums and continue to provide him with such other employee benefits for which he continues to qualify.
For purposes of Mr. Geater’s new agreement, “cause” means: (i) a material breach of any provision of the employment agreement by the executive (after opportunity to cure for 20 days upon receipt of notice of breach), (ii) his failure or refusal, in any material manner, to perform all lawful services required of him pursuant to his agreement (after opportunity to cure for 20 days upon receipt of notice of breach), (iii) his commission of fraud, embezzlement or theft, or a crime constituting moral turpitude that renders his continued employment harmful to Origen, (iv) his misappropriation of company assets or property, including, without limitation, obtaining reimbursement through fraudulent vouchers or expense reports, or (v) his conviction or the entry of a plea of guilty or no contest by him with respect to any felony or other crime that adversely affects Origen’s reputation or business.
For purposes of Mr. Geater’s new agreement, “good reason” means: (i) a substantial adverse change in the nature and scope of Mr. Geater’s duties and authority, (ii) a substantial involuntary reduction in Mr. Geater’s base salary, or (iii) the relocation of

Mr. Geater’s principal place of employment further than 60 miles from his current principal place of employment.
Under his new employment agreement, Mr. Geater is subject to non-competition and non-solicitation provisions on substantially the same terms as those applicable to Mr. Klein described above. In addition, if any severance payments to Mr. Geater under his new employment agreement collectively constitute a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code, thereby requiring the payment of excise taxes, then Origen would gross up such payments to cover all applicable excise taxes.
     Effective April 4, 2009, Mr. Landschulz’s 2006 employment agreement was terminated and he and Origen entered into a new consulting agreement under which he will provide consulting services primarily related to the management of Origen’s securitized loan portfolio. The consulting agreement is for an initial term ending March 31, 2011, and may be extended at Origen’s option for three successive one-year terms. Under the terms of the consulting agreement, Mr. Landschulz will receive payments accrued and owing under the provisions of the 2006 employment agreement (including a change of control payment of $825,000 due to him on July 1, 2009) and will be compensated for services going forward. As compensation for services to be performed under the consulting agreement and to satisfy payments required by the 2006 employment agreement, Mr. Landschulz will receive $25,000 monthly over the initial one-year term of the consulting agreement. The consulting agreement may be extended by sixty days written notice from the Company for up to three additional twelve month periods for monthly compensation of $15,000, $20,000 and $25,000, respectively. Mr. Landschulz is eligible for the payment of a stay bonus on March 31, 2011 of $365,000, unless he terminates the agreement without good reason or is terminated for cause. In recognition of his performance in preserving Origen’s assets during the difficult 2008 economic climate Origen will pay Mr. Landschulz a bonus of $150,000, payable n October 5, 2009.
If Origen terminates the consulting agreement with or without cause during the initial term, Origen shall pay Mr. Landschulz or his estate a monthly payment of $15,000 during the remainder of the initial term and the $365,000 stay bonus described above.
Under his new consulting agreement, Mr. Landschulz is subject to non-competition and non-solicitation provisions on substantially the same terms as those applicable to Mr. Klein described above. In addition, if any severance payments to Mr. Landschulz under his new employment agreement collectively constitute a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code, thereby requiring the payment of excise taxes, then Origen would gross up such payments to cover all applicable excise taxes.
        Effective April 4, 2009, Mr. Scherer’s 2006 employment agreement was terminated and he and Origen entered into a letter agreement relating to his termination and severance. Under the terms of the letter agreement, Mr. Scherer will receive payments accrued and owing under the provisions of his 2006 employment agreement (including a change of control payment of $825,000 due to him on July 1, 2009) and Origen will pay him monthly severance payments of $25,000 through March 31, 2010 and a lump-sum severance payment of $400,000 on March 31, 2010. In addition, in recognition of his performance in preserving Origen’s assets during the difficult 2008 economic climate Origen will pay Mr. Scherer a bonus of $150,000, payable n October 5, 2009.
Paul J. Galaspie, Chief Information Officer
     On September 30, 2006, Mr. Galaspie completed the final year of a three-year employment agreement. Under the provisions of the agreement, the term of the agreement has been automatically extended annually to October 1, 2009. Mr. Galaspie’s annual salary through September 30, 2008 was $203,962 and his annual salary for the year ending September 30, 2009 was $214,160. Under the terms of the agreement, Mr. Galaspie was eligible for a performance bonus of up to 50% of his base salary. Under the agreement, Mr. Galaspie was entitled to the following severance compensation: (A) if the employment agreement was terminated by Origen without cause, Origen would pay Mr. Galaspie an amount equal to his then-current base salary for 12 months; and (B) if Mr. Galaspie died or became disabled, Origen would pay him an amount equal to his then-current base salary for 12 months.
     For purposes of Mr. Galaspie’s employment agreement, “cause” was defined as: (i) a material breach of any provision of the employment agreement by the executive (after opportunity to cure for 20 days upon receipt of notice of breach), (ii) any action (or failure to act) by the executive that involves malfeasance, fraud or moral turpitude, or which, if generally known, would or might have a material adverse effect on Origen or its reputation.
     The non-competition provision of Mr. Galaspie’s employment agreement generally precludes him from engaging, directly or indirectly, in the United States or Canada in the manufactured housing finance business or any ancillary business of Origen during the term of his employment with Origen and for a period of 12 months following the period he is employed by Origen, subject to certain conditions and exceptions. He will also be prohibited from soliciting the employment of any of Origen’s other employees and diverting any business from Origen for a period of up to 12 months after termination of the employment agreement.
     Effective May 1, 2009, Origen terminated Mr. Galaspie’s employment agreement without cause, and will therefore pay him the severance payment described above. As of that date, Origen also entered into a consulting relationship with Mr. Galaspie for a monthly fee of $2,000, with a performance potential of $12,000 annually. The term of the consulting agreement will end on March 31, 2011. Mr. Galaspie will provide information technology services and oversight on a consulting basis due to the changed nature of Origen’s business as a result of the implementation of the Asset Disposition and Management Plan.
Outstanding Equity Awards at Fiscal Year End
     There are no outstanding unvested stock awards with respect to any named executive officer. All shares that had not previously vested were subject to accelerated vesting due to a change of control event occurring July 1, 2008. The following tables set forth information on outstanding option awards held by the named executive officers at December 31, 2008, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards(1)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options	Option	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price	Date
Ronald A. Klein: Chief Executive Officer	25,000	0	$10.00	October 8, 2013

W. Anderson Geater, Jr.: Chief Financial Officer	15,000	0	$10.00	October 8, 2013

J. Peter Scherer: President and Head of Operations	15,000	0	$10.00	October 8, 2013

Mark W. Landschulz : Executive Vice President of Portfolio Management	15,000	0	$10.00	October 8, 2013

Paul J. Galaspie: Chief Information Officer	12,500	0	$10.00	October 8, 2013

(1)	None of the options were in-the-money as of December 31, 2008.
Option Exercises and Stock Vested
     During the year ended December 31, 2008, no named executive officer exercised any options. The following table sets forth information regarding the vesting of restricted stock during the year ended December 31, 2008 for each of the named executive officers on an aggregate basis:

	Stock Awards
	Number of
	Shares	Value
	Acquired	Realized
	Upon	Upon
Name and Principal Position	Vesting	Vesting
Ronald A. Klein: Chief Executive Officer	223,334	$535,903

W. Anderson Geater, Jr.: Chief Financial Officer	70,000	$145,850

J. Peter Scherer: President and Chief Operating Officer	66,000	$136,890

Mark W. Landschulz: Executive Vice President of Portfolio Management	70,000	$114,540

Paul J. Galaspie: Chief Information Officer	15,667	$25,051
Pension Benefits
     Origen does not maintain a pension plan.
Non-Qualified Deferred Compensation
     The following table sets forth non-qualified deferred compensation accumulated during the year ended December 31, 2008 for each of the named executive officers:

			Aggregate
	Executive	Registrant	Earnings		Aggregate
Name and	Contributions	Contributions	in Last	Aggregate	Balance
Principal	in Last Fiscal	in Last Fiscal	Fiscal	Withdrawals	at Last
Position	Year	Year	Year	/Distributions	FYE
Ronald A. Klein: CEO	$0	$0	$40,000	$0	$280,000

W. Anderson Geater, Jr.: CFO	$0	$0	$40,000	$0	$280,000

J. Peter Scherer: COO	$0	$0	$40,000	$0	$280,000

Mark W. Landschulz : EVP of Portfolio Management	$0	$0	$40,000	$0	$280,000

Paul J. Galaspie: CIO	$0	$0	$40,000	$0	$280,000

     All amounts detailed above under the heading, “Non-Qualified Deferred Compensation Earnings,” are included in the Summary Compensation Table under the heading, “Change in Non-Qualified Deferred Compensation Earnings.”
     In December 2008, Origen amended its split-dollar life insurance plan pursuant to the terms set forth in the First Amendment to the Origen Financial, LLC Endorsement Split-Dollar Plan (“Amended Split-Dollar Plan”). Additionally, at the same time, Origen amended its non-qualified deferred compensation plan pursuant to the terms set forth in the Second Amendment to the Origen Financial, LLC Capital Accumulation Plan (“Amended Accumulation Plan,” and together with the Amended Split-Dollar Plan, the “Amendments”).
     Under the split-dollar life insurance plan, Origen, through individual life insurance policies, provided death benefits to a participant’s beneficiaries and coordinated with the deferred compensation plan. Origen was the sole owner of each life insurance policy and paid all premiums due under the policies. One purpose of the plan was to fund the payment of benefits under Origen’s deferred compensation plan with the cash build-up in the policies. In December 2008, Origen decided to discontinue premium payments on all of these life insurance policies. Pursuant to the Amended Split-Dollar Plan, an employee’s participation under the split-dollar life insurance plan terminates if Origen fails to make a required payment on that employee’s life insurance policy within 60 days of the date such payment is due. Because Origen ceased making premium payments under the split-dollar life insurance plan, the Amended Split Dollar Plan effectively terminated the participation of all employees under Origen’s split-dollar life insurance plan. Upon termination from the plan, participants had the right to acquire the life insurance policy from Origen for the then-current cash surrender value of the policy, but no participants elected to acquire the life insurance policy following the plan’s termination. Following the termination of the policies, the cash surrender values of the policies were remitted to Origen by the insurance carrier in February 2009.
     Under Origen’s non-qualified deferred compensation plan, certain executive officers and highly-compensated employees are provided with supplemental income on a deferred basis. The plan was initiated by one of Origen’s predecessors in year 2002, in an environment where no equity capital was available to compensate key members of management. The plan was intended to attract and maintain qualified individuals in key positions. The plan is not performance-based and the investments are not directed by either the employee or Origen. The vesting amounts, vesting schedule and employee payment schedules were all fixed upon the employee’s entrance into the plan. This deferred income vests over a ten-year period, with the first 30% vesting on the third anniversary of the employee’s participation in the plan, and the remainder vesting at a rate of 10% per year, until the tenth anniversary of the employee’s participation in the plan. The deferred compensation is paid to the employees in a lump sum, following the tenth anniversary of the participant’s enrollment in the plan. Origen’s deferred compensation plan obligations were informally funded solely by the cash build-up in the life insurance policies maintained by Origen pursuant to the Amended Split-Dollar Plan. As of December 2008, the cash value of the life insurance policies no longer funds Origen’s obligations under the Amended Accumulation Plan, but Origen still has such obligations, which will be paid from Origen’s general assets. Pursuant to the Amended Accumulation Plan, when the life insurance policy obtained to insure an employee participant under the split-dollar life insurance plan lapses, the employee’s maximum benefit under Origen’s deferred compensation plan is equal to the then vested portion of his or her deferred compensation benefit. Following the December 2008 amendments, no further contributions will be made to the plan by Origen on behalf of the participants.
     The following table lists Origen’s named executive officers who participate in the Amended Accumulation Plan and each such officer’s benefits thereunder that had vested as of December 31, 2008:

Vested
Name and Principal Position	Benefits
Ronald A. Klein: CEO	$280,000
W. Anderson Geater, Jr.: CFO	$280,000
J. Peter Scherer: COO	$280,000
Mark W. Landschulz : EVP of Portfolio Management	$280,000
Paul J. Galaspie: CIO	$280,000
DISCLOSURE REGARDING TERMINATION
PROVISIONS
The following table describes and quantifies potential payments to the named executive officers in the event of termination of employment pursuant to the employment and consulting agreements entered into in April 2009. With respect to Messrs. Klein and Landschulz, the severance amounts will be payable if Origen terminates their employment during the initial term of their respective agreements, regardless of the reason for termination of employment. With respect to Mr. Geater, the severance amounts will be payable only if Origen terminates his employment agreement without cause, if Mr. Geater terminates the agreement for good reason or if Mr. Geater dies or becomes disabled during the term of the agreement. See “Employment Agreements — 2009 Agreements” above for a description of what constitutes “cause” and “good reason” under Mr. Geater’s employment agreement.
Payment of severance is conditioned upon each recipient’s complying with the non-competition, non-solicitation and confidentiality provisions set forth in his employment or consulting agreement with Origen, as described above under “Employment Agreements”.
For illustrative purposes, a triggering event is assumed to have occurred on December 31, 2008. The named executive officers entered into employment or consulting agreements with Origen effective as of April 4, 2009. Therefore, the severance amounts below include 100% of the salary and annual bonus amounts payable over the terms of the agreements.

	Klein (1)	Geater (2)	Landschulz (3)	Scherer	Galaspie
Termination by Origen without Cause	$1,091,200	$1,575,000	$725,000	$0	$0

Termination by Origen with Cause	$1,091,200	$0	$725,000	$0	$0

Resignation by Employee with Good Reason	$0	$1,575,000	$0	$0	$0

Resignation by Employee without Good Reason	$0	$0	$0	$0	$0

Termination of Employment upon Death or Disability	$1,091,200	$1,575,000	$725,000	$0	$0

(1)	Severance payable in the amount of $90,933 multiplied by the number of full months remaining as of the termination date in the initial one-year term of Mr. Klein’s employment agreement. Origen will also pay for Mr. Klein’s COBRA premiums for health insurance benefits for a period of one year if Origen terminates his employment agreement or chooses not to renew it at the end of the initial term. If employment is terminated due to disability, the severance payment will be made in a lump sum six months after the termination date. If employment is terminated due to death, the severance payment will be made in a lump sum 30 days after the termination date. Otherwise severance will be paid in monthly installments as nearly equal as possible, subject to Internal Revenue Code regulations, over a period of six to nine months beginning on the first date of the month following the termination date.

(2)	Severance payable in the amount of all base salary (at the annual rate of $275,000) and annual bonus amounts (in an annual amount equal to $235,000 ) plus the amount of unpaid stay bonus ($555,000) remaining unpaid as of the termination date with respect to the two-year employment term. Severance payments relating to unpaid salary will be paid in regular installments not less frequently than monthly. Severance payments relating to unpaid annual bonuses will be paid annually, on or before March 15, 2010 and 2011. Severance payments relating to unpaid stay bonus will be paid on March 31, 2011. So long as Mr. Geater does not obtain similar coverage through full-time employment with another employer, Origen will also pay for Mr. Geater’s COBRA premiums for health insurance benefits and continue to provide him with such other employee benefits for which he continues to qualify through the expiration of the two-year term of his employment agreement.

(3)	Severance payable in monthly installments in the amount of $15,000 multiplied by the number of full months remaining as of the termination date in the initial two-year term of Mr. Landschulz’s employment agreement, plus the amount of unpaid stay bonus ($365,000). Severance payments relating to unpaid stay bonus will be paid on March 31, 2011.
     In addition, Mr. Klein and certain other senior employees of, or consultants to, Origen designated by Mr. Klein may be paid certain success fees upon the successful consummation of certain transactions by Origen, including certain change of control transactions. The aggregate success fee payable with respect to any qualifying transaction will be equal to 1% of the face value of that transaction, provided that success fees paid in respect of change of control transactions will be reduced by 50% of all aggregate success fees paid with respect to previous qualifying transactions, and provided further that the success fee payable with respect to any qualifying transaction will be not less than $200,000. See “Success Fee Letter Agreement” above for a further description of the terms of this agreement.
Director Compensation
     The following table sets forth information regarding the compensation received by each of Origen’s non-employee Directors during the year ended December 31, 2008:

	Fees
	Earned or
	Paid in	Stock	All Other
Name	Cash	Awards(1)	Compensation	Total
Paul A. Halpern	$103,500	$0	$0	$103,500
Richard H. Rogel	$80,000	$0	$0	$80,000
Robert S. Sher	$107,000	$0	$0	$107,000
Gary A. Shiffman	$81,000	$0	$0	$81,000
Jonathan S. Aaron	$0	$0	$0	$0
Michael J. Wechsler	$82,000	$0	$0	$82,000

(1)	Amounts computed in accordance with SFAS 123(R). See Note 13 - “Share-Based Compensation Plan,” included in Item 8 of Origen’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 17, 2008.
     Origen pays an annual director’s fee of $25,000 to each non-employee director payable quarterly. Origen pays each non-employee director meeting fees of $1,000 per meeting attended in person and $500 per telephonic meeting. Origen also reimburses all costs and expenses of all Directors for attending each meeting. In addition to their annual director’s fees, the Chairman of the Board of Directors receives an additional annual fee of

$20,000, the Chairman of the Audit Committee receives an annual additional fee of $20,000 and other members of the Audit Committee receive an annual committee fee of $5,000. Members of the Compensation Committee receive an annual committee fee of $5,000. During 2008, the Compensation Committee awarded all non-employee Directors a supplemental payment of $40,000 in recognition of the Directors’ extraordinary time and effort in overseeing the reorganization of the Company. Directors who are also employees are not separately compensated for services as a director. Mr. Klein, the Chief Executive Officer, is a Director, and his compensation is disclosed above.
     Under Origen’s 2003 Equity Incentive Plan, the Board of Directors has the discretion to grant awards under the plan to non-employee Directors with such vesting and exercise provisions as the Board of Directors may determine at the date of grant. No grants were awarded during 2008.
Compensation Committee Report
     The Compensation Committee of the Board of Directors has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in Origen’s proxy statement and Annual Report on Form 10-K.
Respectfully submitted,
Members of the Compensation Committee:
Michael J. Wechsler, Chairman
Richard H. Rogel
Robert S. Sher
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     The members of the Compensation Committee are currently Messrs. Wechsler (Chairman), Rogel and Sher. During 2008 and currently, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee, none of our employees serve on the Compensation Committee and all of the Compensation Committee’s members are independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of April 24, 2009, based upon information available to Origen, the shareholdings of: (a) each person known to Origen to be the beneficial owner of more than 5% of Origen’s common stock; (b) each of Origen’s directors; (c) each Named Executive Officer; and (d) all of Origen’s executive officers and directors as a group.
     Except as otherwise noted, the beneficial owners named in the following table have sole voting and investment power with respect to all shares of Origen’s common stock shown as beneficially owned by them, subject to community property laws, where applicable.

	Amount and Nature of Beneficial
Name and Address of Beneficial	Ownership
Owner	Shares		Percent(1)
Ronald A. Klein	547,138	(2)	2.2%
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Gary A. Shiffman	5,027,500	(3)	19.4%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Paul A. Halpern	1,782,500	(4)	6.9%
2300 Harmon Road Auburn Hills, MI 48326

Richard H. Rogel	52,500	(5)	*
56 Rose Crown Avon, CO 81260

Robert S. Sher	56,000		*
17672 Laurel Park Drive North, Suite 400E Livonia, MI 48152

Michael J. Wechsler	27,500	(5)	*
625 Madison Avenue New York, NY 10021

	Amount and Nature of Beneficial
Name and Address of Beneficial	Ownership
Owner	Shares		Percent(1)
Jonathan S. Aaron	2,600,000	(6)	9.1%
2300 Harmon Road Auburn Hills, MI 48326

J. Peter Scherer	196,724	(7)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

W. Anderson Geater, Jr.	143,657	(8)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Mark W. Landschulz	141,835	(8)	*
27777 Franklin Road, Suite 1700 Southfield, MI 48034

Sun OFI, LLC	5,000,000	(9)	19.3%
27777 Franklin Road, Suite 200 Southfield, MI 48034

Woodward Holding, LLC	1,750,000	(10)	6.8%
2300 Harmon Road Auburn Hills, MI 48326

William M. Davidson Trust u/a/d 12/13/04	2,600,000	(11)	9.1%
2300 Harmon Road Auburn Hills, MI 48326

Steven Tannenbaum	1,614,626	(12)	6.2%
420 Boylston Street, 5th Floor Boston, MA 02116

Franklin Advisory Services, LLC	2,540,000	(13)	9.8%
One Franklin Parkway San Mateo, CA 94403

Met Investors Advisory, LLC	1,302,243	(14)	5.0%
5 Park Plaza, Suite 1900 Irvine, CA 92614

Wells Fargo & Company	3,423,939	(15)	8.9%
420 Montgomery Street San Francisco, CA 94163

All directors and executive officers as a Group (12 persons)	10,647,663	(16)	37.2%

*	Holdings represent less than 1% of all shares outstanding.

(1)	In accordance with SEC regulations, the percentage calculations are based on 25,926,149 shares of common stock issued and outstanding as of April 24, 2009, plus shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 24, 2009 by each individual or entity listed.

(2)	Includes (i) 10,000 shares held in a trust of which Mr. Klein is the trustee, and (ii) 25,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 24, 2009.

(3)	Includes 5,000,000 shares held by Sun OFI, LLC, of which Mr. Shiffman is the sole manager. Sun OFI, LLC is an affiliate of Sun Communities, Inc., of which Mr. Shiffman is the Chairman and Chief Executive Officer. Mr. Shiffman disclaims beneficial ownership of the shares held by Sun OFI, LLC. Also includes 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 24, 2009. The number above does not include 1,025,000 shares held by Shiffman Origen LLC. Mr. Shiffman has an indirect pecuniary interest in approximately 9% of the shares held by Shiffman Origen LLC but does not have share voting or investment control over the shares held by this entity.

(4)	Includes 1,750,000 shares held by Woodward Holding, LLC, which are attributed to Mr. Halpern because he is its sole manager. Mr. Halpern owns 60% of the ownership interests of Woodward Holding, LLC and therefore has an indirect pecuniary interest in 1,050,000 shares held by Woodward Holding, LLC. Mr. Halpern disclaims beneficial ownership in the other 700,000 shares held by Woodward Holding, LLC. Also includes 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 24, 2009.

(5)	Includes 5,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 24, 2009.

(6)	Mr. Aaron is a co-trustee of the William M. Davidson Trust u/a/d 12/13/04, which holds stock warrants to acquire 2,600,000 shares of the Origen’s common stock that may be acquired within 60 days of April 24, 2009. Mr. Aaron has voting power and investment power with respect to the warrants. Mr. Aaron disclaims beneficial ownership of the warrants and the underlying shares. Does not include 1,750,000 shares held by Woodward Holding, LLC. Mr. Aaron owns 40% of the ownership interests of Woodward Holding, LLC and therefore has an indirect pecuniary interest in 700,000 of the shares held by Woodward Holding, LLC but does not have voting or investment control over the shares held by this entity.

(7)	Includes (i) 50,000 shares held by Mr. Scherer’s spouse, and (ii) 15,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 24, 2009.

(8)	Includes 15,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days of April 24, 2009.

(9)	Sun OFI, LLC is an affiliate of Sun Communities, of which Mr. Shiffman is the Chairman, President and Chief Executive Officer. Mr. Shiffman is the sole manager of Sun OFI, LLC. Mr. Shiffman has sole voting and investment power with respect to all the shares held by Sun OFI, LLC. Mr. Shiffman disclaims beneficial ownership of the shares held by Sun OFI, LLC.

(10)	Mr. Halpern is the sole manager of Woodward Holding, LLC. Mr. Halpern has sole voting power with respect to all the shares held by Woodward Holding, LLC. Mr. Halpern owns 60% of the ownership interests of Woodward Holding, LLC and therefore has an indirect pecuniary interest in 1,050,000 shares held by Woodward Holding, LLC. Mr. Halpern disclaims beneficial ownership in the other 700,000 shares held by Woodward Holding, LLC. Mr. Aaron owns 40% of the ownership interests of Woodward Holding, LLC and therefore has an indirect pecuniary interest in 700,000 of the shares held by Woodward Holding, LLC but does not have voting or investment control over the shares held by this entity.

(11)	Represents 2,600,000 shares of the Origen’s common stock that may be acquired within 60 days of April 24, 2009 pursuant to a stock purchase warrant issued by Origen in favor of the William M. Davidson Trust u/a/d 12/13/04.

(12)	Based on information contained in a Schedule 13G filed with the SEC on December 18, 2008, Mr. Tannenbaum has sole voting power and sole investment power with respect to all 1,614,646 of these shares. Greenwood Investments, Inc., Greenwood Capital Limited Partnership and Greenwood Investors Limited Partnership are also reporting persons included on the Schedule 13G.

(13)	Based on information contained in a Schedule 13G filed with the SEC on February 9, 2009, Franklin Advisory Services, LLC has sole voting power and sole investment power with respect to all 2,540,000 of these shares. Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. are also reporting persons included on the Schedule 13G.

(14)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2008, Met Investors Advisory, LLC has shared voting power and shared investment power with respect to all 1,302,243 of these shares. Met Investors Series Trust is also a reporting person included on the Schedule 13G.

(15)	Based on information contained in a Schedule 13G/A filed with the SEC on January 21, 2009, Wells Fargo & Company has sole voting power with respect to 3,296,712 of these shares and sole investment power with respect to all 3,423,939 of these shares. Wells Capital Management Incorporated is also a reporting person included on the Schedule 13G/A.

(16)	Includes (i) 112,500 shares of common stock that may be acquired pursuant to options, which are fully vested, and (ii) warrants to purchase 2,600,000 shares of common stock, which are currently exercisable.
Equity Compensation Plan Information
     The following table reflects information about the securities authorized for issuance under Origen’s equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Number of
securities
remaining
available for
	Number of	Weighted-	future issuance
	securities to be	average	under
	issued upon	exercise price	equity
	exercise	of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by stockholders	135,500	$10.00	373,302
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	135,500	$10.00	373,302

Item 13. Certain Relationships and Related Transactions
     Origen Servicing, Inc., a wholly owned subsidiary of Origen Financial L.L.C., serviced approximately $32.3 million, $30.6 million, and $20.7 million in manufactured housing loans for Sun Home, Inc. (“Sun Home”), an affiliate of Sun Communities, Inc. as of June 30, 2008, December 31, 2007 and 2006, respectively. Servicing fees paid by Sun Home to Origen Servicing, Inc. were approximately $0.2 million, $0.4 million and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. Gary A. Shiffman, one of Origen’s directors is the Chairman of the Board, Chief Executive Officer and President of Sun Communities. Sun Communities owns approximately 19% of Origen’s outstanding stock. Mr. Shiffman beneficially owns approximately 19% of Origen’s outstanding, stock which amount includes his deemed beneficial ownership of the stock owned by Sun Communities. Mr. Shiffman and his affiliates beneficially own approximately 11% of the outstanding common stock of Sun Communities.
     With the sale of Origen’s servicing platform assets, Sun Communities engaged a different entity to continue the servicing of the loans. In order to transfer the loan servicing contract to a different servicer, Sun Communities paid Origen a fee of approximately $0.3 million during the year ended December 31, 2008.
     On July 31, 2008, Origen completed the sale of certain of its third party origination and insurance platform assets for $1.0 million to Origen Financial Services, LLC (“OFS, LLC”), a newly formed venture, the managing member of which is a wholly owned affiliate of ManageAmerica, a nationally recognized provider of services to the manufactured housing industry. A subsidiary of Sun Communities owns 25% of the equity interests of OFS, LLC. Sun Communities appointed Mr. Shiffman, as its voting representative of the management team assigned to OFS, LLC.
     Prior to the sale of certain of Origen’s third party origination and insurance platform assets, Origen had agreed to fund loans that met Sun Home’s underwriting guidelines and then transfer those loans to Sun Home pursuant to a commitment fee arrangement. Origen recognized no gain or loss on the transfer of these loans. Origen funded approximately $12.4 million, $13.2 million and $8.0 million in loans and transferred approximately $12.4 million, $13.3 million and $7.9 million in loans under this agreement during the three years ended December 31, 2008, 2007 and 2006, respectively. Origen recognized fee income under this agreement of approximately $230,000, $182,000 and $160,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Prior to the sale of Origen’s servicing platform assets to Green Tree Servicing LLC on July 1, 2008, Sun Home had purchased certain repossessed houses owned by Origen and located in manufactured housing communities owned by Sun Communities, subject to Sun Home’s prior approval. Under this agreement, Origen sold to Sun Home approximately $0.6 million, $1.1 million and $1.2 million of repossessed houses during years ended December 31, 2008, 2007 and 2006, respectively. This program allowed Origen to further enhance recoveries on repossessed houses and allowed Sun Home to retain houses for resale in its communities.
     In September 2007, Origen, through its primary operating subsidiary Origen Financial L.L.C., previously had a $15 million secured financing arrangement (the $15 Million Loan”) with the William M. Davidson Trust u/a/d 12/13/04 (the “Lender”), an affiliate of William M. Davidson. Mr. Davidson passed away on March 13, 2009. Prior to July 11, 2008, Mr. Davidson was the sole member of Woodward Holding, LLC. Both prior to and after July 11, 2008, Paul A. Halpern, the Chairman of Origen’s Board of Directors, was and is the sole manager of Woodward Holding, LLC and was and is employed by Guardian Industries Corp. and its affiliates, of which Mr. Davidson was the principal owner. On July 11, 2008, Mr. Davidson sold 60% of the membership interests of Woodward Holding, LLC to Mr. Halpern and the remaining 40% of the membership interests to Jonathan S. Aaron. Mr. Aaron is the spouse of the step-daughter of Mr. Davidson and is employed by Guardian Industries Corp. On November 13, 2008, Mr. Aaron was appointed to fill a newly-created position on Origen’s board of directors for a term of office expiring at the annual meeting of Origen’s stockholders to be held in 2009. Upon Mr. Davidson’s passing, Mr. Aaron became a co-trustee of the Lender.
     The $15 Million Loan included a $10 million senior secured promissory note (the “Note”) and a $5 million senior secured convertible promissory note (the “Convertible Note”). The Note and the Convertible Note were each one-year secured notes bearing interest at 8% per year and were secured by a portion of Origen’s rights to receive servicing fees on its loan servicing portfolio. The Note, which had an original principal amount of $10 million, and the Convertible Note, which had an original principal amount of $5 million, were each due on September 11, 2008. The term of the Note and the Convertible Note could be extended up to 120 days with the payment of additional fees. The Convertible Note could be converted at the option of the Lender into shares of Origen’s common stock at a conversion price of $6.237 per share. In connection with the $15 Million Loan, Origen issued a stock purchase warrant to the Lender. The stock purchase warrant was a five-year warrant to purchase 500,000 shares of Origen’s common stock at an exercise price of $6.16 per share. Each of the Note and the Convertible Note were paid in full on July 1, 2008.
     On April 8, 2008, the $15 Million Loan was amended and Origen entered into a $46 million secured financing arrangement (the “$46 Million Loan”) with the Lender. The $46 Million Loan is evidenced by a three-year secured note bearing interest at 14.5% per year. The $46 Million Loan is due on April 8, 2011, but at Origen’s option, its maturity may be extended for one year if Origen pays an extension fee equal to 2% of the then-outstanding principal balance. The $46 Million Loan is pre-payable, provided that if it is paid off entirely in connection with a refinancing of the entire remaining principal owing under the note, Origen must pay a prepayment fee equal to 1.5% of the then-outstanding principal balance. Origen also issued a five-year stock purchase warrant (the “Warrant”) to purchase 2,600,000 shares of Origen’s common stock at an exercise price of $1.22 per share, which was the closing consolidated bid price for Origen common stock on April 7, 2008. Origen has granted the Lender certain registration rights with respect to the common stock issuable upon the exercise of the Warrant and other unregistered shares that may be owned by the Lender and its affiliates. The amendment to the $15 Million Loan also terminated the previous conversion rights on the Convertible Note and terminated the 500,000 warrants to purchase Origen’s common stock. The $46 million Note had an aggregate outstanding balance of $27 million at March 31, 2009, net of the unamortized discount related to the fair value of the stock purchase warrant.
     During the fiscal year ended December 31, 2008, Origen paid interest in the aggregate amount of $4.4 million on the $15 Million Loan and the $46 Million Loan.
     Origen leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21% interest. Ronald A. Klein, a director and the Chief Executive Officer of Origen, owns less than a 1% interest in the landlord entity. Mr. Davidson’s estate beneficially owns an approximate 14% interest in the landlord entity. Origen recorded rental expense for these offices of approximately $577,000, $567,000 and $465,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     In November 2008, Origen entered into an agreement with Viva Beverages LLC (“Viva”) to sublease approximately 5,200 square feet of Origen’s executive office space in Southfield, Michigan. Mr. Shiffman owns approximately 46.7% of Viva’s equity interests and one of his children owns approximately 6.7% of Viva’s interests. The term of the sublease runs through August 2011 and the sublease payments total approximately $48,000 in 2009, $52,000 in 2010 and $35,000 in 2011. The sublease payments are equal to Origen’s lease payments under the prime lease with respect to the space that has been subleased. There were no lease payments in 2008.
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
     The Code of Business Conduct and Ethics was adopted and approved in January 2004. All related party transactions entered into that are disclosed above were approved by the

Board, except for the sublease with Viva. The terms of the sublease were disclosed to the Board before its execution and the Board determined that the sublease was on substantially the same terms as those prevailing at the time for comparable arms-length transactions with unrelated parties.
Item 14. Principal Accountant Fees and Services
     Aggregate fees for professional services rendered by Grant Thornton LLP, Origen’s independent auditors, for the fiscal years ended December 31, 2008 and December 31, 2007 were as follows:

	Fiscal Year Ended
	December 31,
Category	2008	2007
Audit Fees: For professional services rendered for the audit of our financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$379,235	$546,673

Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards, securitizations and other SEC related matters	$53,836	$46,083

Tax Fees: For professional services rendered in connection with tax compliance and preparation of tax returns	$126,932	$130,884

All Other Fees	$0	$0
     The Audit Committee has a policy that requires that all services provided by the independent auditor to Origen, including audit services, audit-related services, tax services and other services, be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit related services provided to Origen by Grant Thornton LLP during the 2008 and 2007 fiscal years.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed herewith as part of this Form 10-K/A:
     (1) The financial statements described in Part IV, Item 15 of the Annual Report on Form 10-K filed on March 27, 2009 are set forth in Part II, Item 8 of such Annual Report on the pages described in Part IV, Item 15(a)(1) of such Annual Report.
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
Date: May 7, 2009

ORIGEN FINANCIAL, INC., a Delaware corporation
By:	/s/ Ronald A. Klein
Ronald A. Klein, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald A. Klein Ronald A. Klein	Chief Executive Officer and Director	May 7, 2009

/s/ W. Anderson Geater, Jr. W. Anderson Geater, Jr.	Chief Financial Officer and Principal Accounting Officer	May 7, 2009

/s/ Paul A. Halpern Paul A. Halpern	Chairman of the Board	May 7, 2009

/s/ Jonathan S. Aaron Jonathan S. Aaron	Director	May 7, 2009

/s/ Richard H. Rogel Richard H. Rogel	Director	May 7, 2009

/s/ Robert S. Sher Robert S. Sher	Director	May 7, 2009

/s/ Gary A. Shiffman Gary A. Shiffman	Director	May 7, 2009

/s/ Michael J. Wechsler Michael J. Wechsler	Director	May 7, 2009

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing
2.1	Asset Disposition and Management Plan	(1)

3.1	Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc., filed October 7, 2003, and currently in effect	(2)

3.2	Certificate of Designations for Origen Financial, Inc.’s Series A Cumulative Redeemable Preferred Stock	(2)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Origen Financial, Inc.	(1)

3.4	By-laws of Origen Financial, Inc.	(3)

3.5	Amendments to the Bylaws of Origen Financial, Inc. effective December 15, 2006	(4)

4.1	Form of Common Stock Certificate	(2)

4.2	Stock Purchase Warrant dated April 8, 2008 issued by Origen Financial, Inc. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

4.3	Registration Rights Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.1	2003 Equity Incentive Plan of Origen Financial, Inc.#	(2)

10.2	First Amendment to 2003 Equity Incentive Plan of Origen Financial, Inc.#	(6)

10.3	Form of Non-Qualified Stock Option Agreement#	(2)

10.4	Form of Restricted Stock Award Agreement#	(2)

10.5	Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(7)

10.6	First Amendment dated July 1, 2008 to the Employment Agreement dated July 14, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein#	(1)

10.7	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(8)

10.8	First Amendment dated July 1, 2008 to the Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(1)

10.9	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(8)

10.10	First Amendment dated July 1, 2008 to the Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(1)

10.11	Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(8)

10.12	First Amendment dated July 1, 2008 to the Employment Agreement dated December 28, 2006 among Origen Financial, Inc., Origen Financial L.L.C. and J. Peter Scherer #	(1)

10.13	Employment Agreement between Origen Financial, Inc., Origen Financial L.L.C. and Benton Sergi#	(9)

10.14	Letter Agreement dated March 20, 2008 between Origen Financial, Inc. and Benton E. Sergi#	(10)

10.15	Origen Financial L.L.C. Endorsement Split-Dollar Plan dated November 14, 2003#	(2)

10.16	First Amendment to the Origen Financial, LLC Endorsement Split-Dollar Plan dated December 15, 2008#	(11)

Exhibit		Method of
Number	Description	Filing
10.17	Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.18	First Amendment to Origen Financial L.L.C. Capital Accumulation Plan#	(2)

10.19	Second Amendment to the Origen Financial, LLC Capital Accumulation Plan dated December 15, 2008#	(11)

10.20	Lease dated October 18, 2002 between American Center LLC and Origen Financial L.L.C.	(2)

10.21	Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.22	Senior Secured Promissory Note in the original principal amount of $46,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.23	Amended and Restated Guaranty dated April 8, 2008 issued by Origen Financial, Inc., Origen Servicing, Inc. and Origen Securitization Company, LLC in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.24	Amended and Restated Security Agreement dated April 8, 2008 among Origen Financial L.L.C., Origen Financial, Inc., Origen Servicing, Inc., Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.25	Membership Pledge Agreement dated April 8, 2008 between Origen Securitization Company, LLC and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.26	Stock and Membership Pledge Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.27	Membership Pledge Agreement dated April 8, 2008 between Origen Financial, Inc. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.28	Amended and Restated Senior Secured Loan Agreement dated April 8, 2008 between Origen Financial L.L.C. and the William M. Davidson Trust u/a/d 12/13/04	(5)

10.29	Amended and Restated Senior Secured Promissory Note in the original principal amount of $10,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.30	Amended and Restated Senior Secured Promissory Note in the original principal amount of $5,000,000 dated April 8, 2008 issued by Origen Financial L.L.C. in favor of the William M. Davidson Trust u/a/d 12/13/04	(5)

10.31	Asset Purchase Agreement dated April 30, 2008, by and among Origen Financial, Inc., Origen Servicing, Inc., Origen Financial, L.L.C. and Green Tree Servicing LLC	(12)

10.32	Voting Agreement, dated as of April 30, 2008, by and among GTH LLC, and the Persons set forth on Schedule I attached to the agreement	(12)

10.33	2009 Employment Agreement dated effective as of April 4, 2009 among Origen Financial, Inc., Origen Financial L.L.C. and Ronald A. Klein #	(14)

10.34	Letter Agreement dated effective as of May 1, 2009 between Origen Financial, Inc. and Ronald A. Klein #	(14)

10.35	2009 Employment Agreement dated effective as of April 4, 2009 among Origen Financial, Inc., Origen Financial L.L.C. and W. Anderson Geater, Jr. #	(14)

10.36	2009 Consulting Agreement dated effective as of April 4, 2009 among Origen Financial, Inc., Origen Financial L.L.C. and Mark Landschulz #	(14)

10.37	Letter Agreement dated effective as of April 4, 2009 between Origen Financial, Inc. and J. Peter Scherer #	(14)

10.38	Employment Agreement dated effective as of October 1, 2003 among Origen Financial, Inc., Origen Financial L.L.C. and Paul J. Galaspie #	(14)

Exhibit		Method of
Number	Description	Filing
21.1	List of Origen Financial, Inc.’s Subsidiaries.	(13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(14)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(14)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(14)

99.1	Amended and Restated Charter of the Audit Committee of the Origen Financial, Inc. Board of Directors	(2)

99.2	Charter of the Compensation Committee of the Origen Financial, Inc. Board of Directors	(2)

99.3	Charter of the Nominating and Governance Committee of the Origen Financial, Inc. Board of Directors	(2)

99.4	Charter of the Executive Committee of the Origen Financial, Inc. Board of Directors	(2)

99.5	Corporate Governance Guidelines	(2)

99.6	Code of Business Conduct	(2)

99.7	Financial Code of Ethics	(2)

(1)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 1, 2008, as amended.

(2)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11 No. 33-112516, as amended.

(3)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2006.

(5)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 8, 2008.

(6)	Incorporated by reference to Origen Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(7)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated July 14, 2006

(8)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 28, 2006

(9)	Incorporated by reference to Origen Financial, Inc.’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2004.

(10)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated March 20, 2008.

(11)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated December 15, 2008.

(12)	Incorporated by reference to Origen Financial, Inc.’s Current Report on Form 8-K dated April 30, 2008.

(13)	Previously filed.

(14)	Filed herewith.

#	Management contract or compensatory plan or arrangement.